Form 10-Q
period 1996-06-30
FIRST PALM BEACH BANCORP INC
filed 1996-08-08
CIK 906608

                                   FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act
                                    of 1934

                              --------------------

For the Quarterly Period Ended June 30, 1996           Commission File #0-21942



                         FIRST PALM BEACH BANCORP, INC.


             (Exact name of registrant as specified in its charter)


            Delaware                               65-0418027
    (State of Incorporation)           (I.R.S. Employer Identification No.)


          215 South Olive Avenue
         West Palm Beach, Florida                            33401
  (Address of principal executive offices)                 (Zip Code)


                 Registrant's telephone number:  (561) 655-8511



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

         The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 5,183,187 at July 31, 1996.

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

                                   FORM 10-Q


                                     Index

Part I.  Financial Information
- - ------------------------------
Item 1   Financial Statements                                                                                        Page
                                                                                                                     ----
         Consolidated Statements of Financial Condition
         as of September 30, 1995 and June 30, 1996
         (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

         Consolidated Statements of Operations for the
         Three and Nine Months ended June 30, 1995 and 1996
         (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Consolidated Statements of Changes in
         Stockholders' Equity for the Nine Months ended
         June 30, 1995 and 1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4-5

         Consolidated Statements of Cash Flows for the
         Nine Months ended June 30, 1995 and 1996
         (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6-7

         Notes to Unaudited Consolidated Financial
         Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8-10

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . 11-17


Part II. Other Information
- - ---------------------------

Item 1   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 2   Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 3   Default upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 4   Submission of Matters to a Vote
         of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 5   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Exhibit 11  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21


                         Part I - Financial Information

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                      September 30, 1995 and June 30, 1996
                             (Dollars in thousands)

                                                                                                          (Unaudited)
                                                                                    Sept. 30,                June 30,
                                                                                       1995                   1996
                                                                                   -----------            -----------
Assets
- - ------
Cash and amounts due from
  depository institutions                                                          $   11,254             $   19,319
Interest earning deposits                                                              13,878                 11,544
                                                                                   ----------             ----------

     Total cash and cash equivalents                                                   25,132                 30,863

Securities available-for-sale                                                          32,443                 38,362
Securities held-to-maturity                                                            48,498                  6,982
Mortgage-backed and related
  securities available-for-sale                                                        81,460                 74,372
Mortgage-backed and related
  securities held-to-maturity                                                         156,982                133,237
Loans receivable - net of allowance
  for loan losses                                                                     821,939              1,099,636
Real estate owned                                                                         549                  2,471
Office properties and equipment, net                                                   17,763                 21,719
Federal Home Loan Bank stock                                                            8,558                 10,054
Accrued interest receivable                                                             6,778                  8,795
Goodwill                                                                                    -                  2,873
Other assets                                                                            8,743                  8,660
                                                                                   ----------             ----------

     Total assets                                                                  $1,208,845             $1,438,024
                                                                                   ==========             ==========

Liabilities and Stockholders' Equity
- - ------------------------------------
Deposit accounts                                                                   $  878,670             $1,081,595
Advances from Federal Home Loan Bank                                                  171,125                201,050
Securities sold under agreements
  to repurchase                                                                        18,427                 10,000
Advances from borrowers for taxes
  and insurance                                                                        14,981                 12,013
Other liabilities                                                                      21,412                 20,102
Deferred income taxes                                                                    (381)                  (342)
                                                                                   ----------             ----------

     Total liabilities                                                             $1,104,234             $1,324,418

Stockholders' equity:
Preferred stock ($.01 par value)
  authorized 1,000,000 shares;
  none outstanding                                                                          -                      -
Common stock ($.01 par value) authorized
  10,000,000 shares; issued 5,496,375 shares;
  outstanding 5,133,063 and 5,181,187
  (net of treasury stock) at September 30, 1995
  and June 30, 1996, respectively                                                          55                     55
Additional paid in capital                                                             51,733                 52,682
Retained earnings, substantially restricted                                            66,592                 72,917
Treasury stock, at cost
  (363,312 shares at September 30, 1995
  and 315,188 shares at June 30, 1996)                                                 (7,283)                (6,706)
Common stock purchased by:
  Employee stock ownership plan                                                        (2,509)                (1,959)
  Recognition and retention plans                                                        (621)                  (341)
Unrealized decrease in fair value on
  available-for-sale securities
  (net of applicable income taxes)                                                     (3,356)                (3,042)
                                                                                    ----------            ----------

     Total stockholders' equity                                                       104,611                113,606
                                                                                   ----------             ----------

Total liabilities and stockholders' equity                                         $1,208,845             $1,438,024
                                                                                   ==========             ==========

These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on Pages 8, 9 and 10 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1995 Annual Report to Stockholders.

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                             (Dollars in thousands)
                                  (Unaudited)


                                                              Three Months Ended                  Nine Months Ended
                                                              ------------------                  -----------------
                                                         June 30,           June 30,          June 30,         June 30,
Interest Income:                                           1995               1996              1995             1996
- - ----------------                                         --------           --------          --------         --------
Loans                                                    $ 14,451           $ 22,181          $ 38,966         $ 61,672
Securities available-for-sale                                 495                951             2,324            2,529
Securities held-to-maturity                                   943                130             2,444              764
Trading securities                                              -                  -               153                -
Mortgage-backed and related
 securities available-for-sale                              2,457              1,197             7,922            3,817
Mortgage-backed and related
 securities held-to-maturity                                2,813              2,265             7,073            7,197
Other                                                         168                208               465              618
                                                         --------           --------          --------         --------
Total interest income                                      21,327             26,932            59,347           76,597
                                                         --------           --------          --------         --------

Interest Expense:
- - -----------------
Deposits                                                   10,116             12,547            27,500           35,549
Advances from Federal Home Loan Bank                        2,548              2,964             6,143            8,995
Securities sold under agreements
 to repurchase                                                423                143             2,058              562
                                                         --------           --------          --------         --------
  Total interest expense                                   13,087             15,654            35,701           45,106
                                                         --------           --------          --------         --------
  Net interest income                                       8,240             11,278            23,646           31,491
Provision for loan losses                                     167              1,429               325            3,013
                                                         --------           --------          --------         --------
    Net interest income after
     provision for loan losses                              8,073              9,849            23,321           28,478
                                                         --------           --------          --------         --------

Other Income:
- - -------------
Servicing income and other fees                               624                774             1,898            2,329
Net gain (loss) on sale of loans and
  mortgage-backed and related
  securities                                                   36                (84)                4              (51)
Net gain (loss) on sale of securities
  available-for-sale                                         (360)                 -              (334)             811
Net realized and unrealized gain
  on trading securities                                         -                  -                89                -
Net gain on sale of loan servicing                              -                460                 -              460
Net gain on sale of property                                    -                  -               975                -
Miscellaneous                                                 359                410             1,006            1,063
                                                         --------           --------          --------         --------
    Total other income                                        659              1,560             3,638            4,612
                                                         --------           --------          --------         --------

Other Expenses:
- - ---------------
Employee compensation and benefits                          3,300              3,628            10,478           11,333
Voluntary early retirement program                              -                  -             2,361                -
Occupancy and equipment                                     1,013              1,284             3,202            3,414
Federal deposit insurance premium                             450                600             1,293            1,620
Provision for losses and net losses
  (gains) on sale of real estate owned                         99                 37               110               29
Advertising and promotion                                     179                195               573              436
Miscellaneous                                                 835              1,140             2,650            3,073
                                                         --------           --------          --------         --------
    Total other expenses                                    5,876              6,884            20,667           19,905
                                                         --------           --------          --------         --------

Income before provision for
  income taxes                                              2,856              4,525             6,292           13,185

Provision for income taxes                                  1,148              1,835             2,516            5,296
                                                         --------           --------          --------         --------

  Net income                                             $  1,708           $  2,690          $  3,776         $  7,889
                                                         ========           ========          ========         ========

Earnings per share:
  Primary and fully diluted                              $   0.34           $   0.53          $   0.75         $   1.55



These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on Pages 8, 9 and 10 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1995 Annual Report to Stockholders.

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                    Nine Months Ended June 30, 1995 and 1996
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                            Unrealized
                                                                                                            (Decrease)
                                                                                                             Increase
                                                                                                              In Fair
                                                                                         Common    Common    Value on
                                                   Additional                            Stock      Stock   Available-     Total
                                            Common   Paid-in    Retained    Treasury   Purchased  Purchased  for-Sale  Stockholders'
                                            Stock    Capital    Earnings     Stock      by ESOP    by RRP   Securities     Equity
                                            -----    -------    --------     -----      -------    ------   ----------     ------
Nine months ended June 30, 1995
- - -------------------------------
Balance at September 30, 1994                 $55    $51,935     $61,999    $(3,718)     $(3,174) $(1,111)   $(5,524)     $100,462

   Net income                                   -          -       3,776          -            -        -          -         3,776
   Accretion of unrealized gain on
      securities and mortgage-backed and
      related securities transferred from
      available-for-sale to held-to-maturity,
      net of income taxes                       -          -           -          -            -        -        (44)          (44)
   Change in unrealized losses of
      securities available-for-sale
      and mortgage-backed and related
      securities available-for-sale,
      net of income taxes                       -          -           -          -            -        -      2,009         2,009
   Amortization of deferred compensation
      Employee Stock Ownership Plan and
      Recognition and Retention Plan            -        372           -          -          495      551          -         1,418
   Purchase of Treasury Stock at cost
      (83,600 shares)                           -          -           -     (1,460)           -        -          -        (1,460)
   Exercise of stock options by certain
      directors and employees                   -       (686)          -      1,288            -        -          -           602
   Declaration of three quarterly
      dividends of $0.05 per share              -          -        (790)         -            -        -          -          (790)
                                              ---    -------     -------    -------      -------    -----    -------      --------

Balance at June 30, 1995                      $55    $51,621     $64,985    $(3,890)     $(2,679)   $(560)   $(3,559)     $105,973
                                              ===    =======     =======    =======      =======    =====    =======      ========

These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on Pages 8, 9 and 10 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1995 Annual Report to Stockholders.

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                    Nine Months Ended June 30, 1995 and 1996
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                            Unrealized
                                                                                                            (Decrease)
                                                                                                             Increase
                                                                                                              In Fair
                                                                                         Common    Common    Value on
                                                   Additional                            Stock      Stock   Available-     Total
                                            Common   Paid-in    Retained    Treasury   Purchased  Purchased  for-Sale  Stockholders'
                                            Stock    Capital    Earnings     Stock      by ESOP    by RRP   Securities     Equity
                                            -----    -------    --------     -----      -------    ------   ----------     ------
Nine months ended June 30, 1996
- - -------------------------------
Balance at September 30, 1995                $55     $51,733     $66,592    $(7,283)    $(2,509)    $(621)   $(3,356)     $104,611

Net income                                     -           -       7,889          -           -         -          -         7,889
   Accretion of unrealized gain on
      securities and mortgage-backed and
      related securities transferred from
      available-for-sale to held-to-maturity,
      net of income taxes                      -           -           -          -           -         -        (37)          (37)
   Change in unrealized losses on
      securities available-for-sale
      and mortgage-backed and related
      securities available-for-sale,
      net of income taxes                      -           -           -          -           -         -        351           351
   Amortization of deferred compensation
      Employee Stock Ownership Plan and
      Recognition and Retention Plans          -         485           -          -         550       280          -         1,315
   Issue 299,478 shares of Treasury Stock
      for purchase of PBS Financial Corp.      -         496           -      6,130           -         -          -         6,626
   Purchase of Treasury Stock at cost
      (254,353 shares)                         -           -           -     (5,615)          -         -          -        (5,615)
   Exercise of stock options by certain
      directors and employees                  -         (32)          -         62           -         -          -            30
   Declaration of three quarterly dividends
      of $0.10 per share                       -           -      (1,564)         -           -         -          -        (1,564)
                                             ---     -------     -------    -------     -------     -----    -------      --------

Balance at June 30, 1996                     $55     $52,682     $72,917    $(6,706)    $(1,959)    $(341)   $(3,042)     $113,606
                                             ===     =======     =======    =======     =======     =====    =======      ========


These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on Pages 8, 9 and 10 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1995 Annual Report to Stockholders.

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
               Nine Months Ended June 30, 1995 and June 30, 1996
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                      June 30,               June 30,
                                                                                        1995                   1996
                                                                                      --------               --------
Cash flow from (for) operating activities:
  Net Income                                                                       $   3,776               $   7,889
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                                      1,049                     813
     Employee Stock Ownership Plan and Recognition
       and Retention Plan compensation expense                                         1,418                   1,315
     Accretion of discounts, amortization of
       premiums, and other deferred yield items                                         (682)                   (534)
     Amortization of goodwill                                                              -                      97
     Provision for loan losses                                                           325                   3,013
     Provision for losses and net (gains) losses
       on sales of real estate owned                                                     110                      29
     Sale of trading securities                                                        5,003                       -
     Net realized and unrealized (gain)
       loss on trading securities                                                        (89)                      -
     Net (gain) loss on sale of:
       Loans                                                                             (76)                     34
       Mortgage-backed and related securities                                             72                      17
       Other securities                                                                  334                    (811)
       Office properties and equipment                                                  (975)                      -
     Decrease in loans held-for-sale                                                      24                       -
     Change in assets and liabilities net of
       effects from purchase of PBS Financial Corp.:
       Increase in accrued interest receivable                                        (1,307)                 (1,440)
       Decrease in other assets                                                          356                      57
       Increase (decrease) in other liabilities
         Net of change in dividends payable                                              432                  (3,084)
                                                                                   ---------               ---------
         Net cash provided by operating activities                                     9,770                   7,395
                                                                                   ---------               ---------

Cash flow from (for) investing activities:
  Loan originations and principal payments
     on loans                                                                       (169,049)               (216,035)
  Principal payments received on mortgage-
     backed and related securities                                                    30,568                  29,361
  Purchases of:
     Loans                                                                            (5,381)                 (3,682)
     Mortgage-backed and related securities
       held-to-maturity                                                              (49,883)                      -
     Securities held-to-maturity                                                     (13,475)                      -
     Securities available-for-sale                                                   (59,906)               (236,988)
     Office properties and equipment                                                  (1,070)                 (4,332)
  Proceeds from sales of:
     Loans                                                                            13,060                  20,554
     Mortgage-backed and related securities
       available-for-sale                                                             39,837                   8,187
     Securities available-for-sale                                                    86,050                 138,803
     Real estate acquired in settlement of loans                                         468                   1,172
     Office properties and equipment                                                   1,307                       -
  (Purchase) Sale of Federal Home Loan Bank stock                                        551                    (526)
  Proceeds from maturities of securities                                               9,974                 144,818
  Cash acquired through purchase of PBS Financial
     Corp. net of cash payments relating
     to purchase                                                                           -                   9,873
  Other investing activities                                                          (1,348)                 (3,365)
                                                                                   ---------               ---------
     Net cash used for investing activities                                        $(118,297)              $(112,160)
                                                                                   ---------               ---------


These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on Pages 8, 9 and 10 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1995 Annual Report to Stockholders.

                                                                    (Continued)

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
               Nine Months Ended June 30, 1995 and June 30, 1996
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                     June 30,                June 30,
                                                                                       1995                    1996
                                                                                     --------                --------
Cash flow from (for) financing activities:
  Purchase of treasury stock at cost                                                $ (1,460)               $ (5,615)
  Exercise of stock options                                                              602                      30
  Net increase (decrease) in:
     NOW accounts, demand deposits, and
       savings accounts                                                              (15,954)                 42,986
     Certificates of deposit                                                         173,242                  56,102
     Advances from Federal Home Loan Bank                                            (11,025)                 29,925
     Securities sold under agreement to repurchase                                   (34,252)                 (8,427)
     Advances by borrowers for taxes and insurance                                    (1,674)                 (3,183)
     Dividends paid on stock                                                            (525)                 (1,322)
                                                                                    --------                --------
       Net cash provided by financing activities                                     108,954                 110,496
                                                                                    --------                --------

Net increase in cash and cash equivalents                                                427                   5,731

Cash and cash equivalents, beginning of period                                        19,145                  25,132
                                                                                    --------                --------

Cash and cash equivalents, end of period                                            $ 19,572                $ 30,863
                                                                                    ========                ========



Supplemental disclosure of cash flows

  Supplemental disclosure of cash flow
     information:
     Cash paid for income taxes                                                     $  2,656                $  5,158
                                                                                    ========                ========

     Cash paid for interest on deposits
     and other borrowings                                                           $ 35,204                $ 44,839
                                                                                    ========                ========

  Supplemental schedule of noncash investing
     and financing activities:
     Real estate acquired in settlement of loans
     and in-substance foreclosed loans                                              $    887                $    399
                                                                                    ========                ========


  Change in unrealized loss (gain) on
     available-for-sale securities,
     net of income taxes                                                            $ (1,965)               $   (314)
                                                                                    ========                ========


  The Company purchased all of the stock of
     PBS Financial Corp. for $6.6 million.
     In conjunction with the acquisition,
     liabilities were assumed as follows:
       Fair value of assets acquired                                                            $110,169
       Goodwill acquired                                                                           2,970
       Stock issued and cash paid for purchase                                                    (7,733)
                                                                                                --------
       Total liabilities assumed                                                                $105,406
                                                                                                ========





These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on Pages 8, 9 and 10 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1995 Annual Report to Stockholders.

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements


(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles
         (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and nine months ended June 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1996.

         The unaudited consolidated financial statements include the accounts of First Palm Beach Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings and Loan Association of the Palm Beaches (the "Association"), and the Association's wholly-owned subsidiaries - The Big First, Inc., Retail Investment Corporation, First Corporate Center, Inc., First Federal Mortgage Corporation and PBS Service Corporation. Material intercompany accounts and transactions have been eliminated in financial statement consolidation. Certain amounts included in prior periods' consolidated financial statements have been reclassified to conform to the current period's presentation.

(2)      Conversion to Stock Ownership

         The Company was organized in May 1993 as the holding company for the Association in connection with the Association's conversion (the "Conversion") from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association. On September 29, 1993, the Company completed its initial public offering and sold 5,496,375 shares of common stock at $10.00 per share to depositors, borrowers, and the employees of the Association during the subscription offering. The proceeds from the Conversion after recognizing Conversion expenses and underwriting costs of $2.5 million were $52.5 million and are recorded as common stock and additional paid-in capital in the accompanying consolidated statements of financial condition. The Company utilized $25.2 million of the net proceeds to purchase all of the capital stock of the Association.

         In connection with the Conversion, the Association established for eligible employees an Employee Stock Ownership Plan ("ESOP"). The ESOP borrowed $4.2 million from the Company and purchased 423,200 common shares issued in the Conversion. The Association is expected to make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. The $4.2 million in stock issued by the Company was reflected as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction from stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation. For the quarters ended June 30, 1996 and 1995, ESOP expenses of $336,000 and $225,000, respectively, were recognized. For each of the nine months ended June 30, 1996 and 1995, ESOP expenses of $938,000 and $827,000, respectively were recognized.

         In 1993, the Association established two Recognition and Retention Plans ("RRPs") which purchased in the aggregate 211,600 shares of common stock in the Conversion and contributed $2.1 million to fund the purchase of the RRP shares. Awards which were made at the date of Conversion vest in three equal annual installments commencing on September 29, 1994, the first anniversary date of the effective date of these awards. As of June 30, 1996, two-thirds of the awards made under the RRPs had vested.

         The aggregate purchase price of these shares is amortized as compensation expense over the vesting period. The unamortized cost of the RRPs is reflected as a reduction of stockholders' equity. For the quarters ended June 30, 1996 and June 30, 1995, RRP expense of ($80,000) and $30,000 was recognized. For the quarter ended June 30, 1996 and June 30, 1995, the Association reversed an over accrual of RRP expense of $260,000 and $150,000, respectively. For the nine months ended June 30, 1996 and June 30, 1995, RRP expense of $280,000 and $551,000 was recognized. Approximately $160,000 of the RRP expense for the nine months ended June 30, 1995 resulted from the early retirement of certain officers because, upon retirement, all unvested shares immediately vest.

         In 1993, the Company adopted stock option plans for the benefit of directors, officers, and other key employees of the Association. The number of shares of common stock reserved for issuance under the stock option plans was equal to 10% of the total number of common shares issued pursuant to the Conversion. Under the stock option plans, the option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. The stock options awarded to non-employee directors may be exercised at any time after grant. At June 30, 1996, there were 106,710 options outstanding to non-employee directors, and 53,000 options are available for future grants.

         The stock options granted to officers and employees are exercisable in three equal installments. The first installment of options became exercisable on September 29, 1994. At June 30, 1996, 134,256 stock options were outstanding to officers and employees and 21,968 options were available for future grants.

(3)      Earnings Per Share

         Earnings per share of common stock for the quarter ended June 30, 1996 and 1995 were determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding which were 5,096,957 and 5,105,306, respectively, excluding unallocated shares held by the ESOP. Earnings per share of common stock for nine months ended June 30, 1996 and 1995 were determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding which were 5,099,101 and 5,051,187, respectively, excluding unallocated shares held by the ESOP. Stock options are regarded as common stock equivalents and, therefore, are considered in both primary and fully diluted earnings per share calculations.
         Common stock equivalents are computed using the treasury stock method. Including stock options in the calculation of primary earnings per share had a dilutive effect of $0.01 for the three month period ended June 30, 1996 and no dilutive effect for the three month period ended June 30, 1995. For the nine months ended June 30, 1996 and 1995, the dilutive effect of stock options on primary earnings per share was $0.04 and $0.01, respectively.

(4)      Commitments and Contingencies

         Commitments to originate mortgage loans of $43.4 million at June 30, 1996 represent the total principal amounts which the Association plans to fund within the normal commitment period of 60 to 90 days. As of June 30, 1996, the Association had no commitments to purchase mortgage pool or investment securities.

(5)      Accounting for Impairment of Loans

         In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Statement generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate.
         In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This Statement amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. SFAS No.

         118 does not change the provisions in SFAS No. 114 that require a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the market price of the loan or the fair value of the collateral if the loan is collateral dependent. The Association adopted the provisions of SFAS No. 114 as amended by SFAS No. 118 effective October 1, 1995.

         An analysis of the changes in the allowance for loan losses for the nine months ended June 30, 1996 and fiscal year ended September 30, 1995, is as follows:

                                                                                               Fiscal         Nine
                                                                                                Year         Months
                                                                                               Ended         Ended
                                                                                              Sept. 30,     June 30,
                                                                                                1995          1996
                                                                                              ---------     --------
         Balance at beginning of period                                                       $ 1,956      $ 2,157
         Increase in allowance due to acquisition
             of PBS Financial Corp.                                                                 -        2,253
         Current provision                                                                        261        3,013
         Charge-offs - net                                                                        (60)      (3,546)
         Reclassification to allowance
             for repossessed collateral                                                             -        (480)
                                                                                              -------      -------
         Ending balance                                                                       $ 2,157      $ 3,397
                                                                                              =======      =======


         At June 30, 1996 the Association had one impaired loan:

                                                                                                 June 30, 1996
                                                                                            ------------------------
                                                                                              Loan          Related
                                                                                             Balance       Allowance
                                                                                             -------       ---------
         Impaired loan balances and related
             allowances for loan losses                                                      $ 1,434       $   300

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


This discussion should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements contained herein and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in First Palm Beach Bancorp, Inc.'s 1995 Annual Report to Stockholders.


General

First Palm Beach Bancorp, Inc. (the "Company") was formed as the holding company for First Federal Savings and Loan Association of the Palm Beaches (the "Association") in connection with the Association's conversion (the "Conversion") from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association on September 29, 1993. On that date, the Company issued and sold 5,284,775 shares of common stock, par value $0.01 per share, at $10.00 per share to complete the Conversion. An additional 211,600 shares were purchased by the Association's Recognition and Retention Plans ("RRPs") at $10.00 per share. Net proceeds to the Company after $2.5 million in expenses and underwriting costs were $52.5 million. The Company used $25.2 million of the net proceeds to purchase all the capital stock of the Association, and lent $4.2 million to the Association's Employee Stock Ownership Plan ("ESOP"). The remaining proceeds of $23.0 million were advanced to the Association under a note agreement carrying an interest rate tied to the one month short term credit advance of the Federal Home Loan Bank ("FHLB") of Atlanta. The rate on the note was 5.58% during the quarter ended June 30, 1996 and the balance on the note at June 30, 1996 was $354,300.

On December 8, 1995 (the "Effective Date"), the Company completed the acquisition of PBS Financial Corp. ("PBS") by means of the merger (the "Merger") of PBS with and into the Company, pursuant to an Agreement and Plan of Merger between the Company and PBS dated as of May 31, 1995 (the "Agreement"). Concurrently with the Merger, Palm Beach Savings and Loan, F.S.A. ("Palm Beach Savings"), the savings and loan subsidiary of PBS, merged with and into the Association in accordance with a Plan of Merger and Combination dated as of May 31, 1995 between Palm Beach Savings and the Association. In conjunction with and as a part of the Merger, each of the 283,700 shares of PBS Class A common stock issued and outstanding and 419,300 shares of PBS Class B common stock issued and outstanding at the Effective Date was converted into (i) .426 of a share of the Company's common stock and (ii) a cash payment of $0.75 per share of PBS common stock. Based on an aggregate of 703,000 shares of PBS Class A and Class B common stock issued and outstanding, the Company issued in the aggregate 299,478 shares of the Company's common stock and made $527,250 in cash payments. Also in conjunction with the Merger, the Company paid $88,544 in exchange for all outstanding PBS Options, and $459,536 in exchange for all outstanding PBS Warrants.

The Company's consolidated results of operation are primarily those of the Association.

The Association's principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one-to-four family, owner-occupied, residential mortgage loans, consumer loans, and, to a lesser extent, construction loans, commercial real estate loans, and multi-family residential mortgage loans. In addition, the Association invests in mortgage-backed securities, securities issued by the U. S. Government and government agencies, and other investments permitted by federal laws and regulations. The Association is a member of the FHLB system and its deposits are insured to the applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). The Association is subject to regulation by the Office of Thrift Supervision (the "OTS") as its chartering agency and the FDIC as its deposit insurer.

The Association has 32 full-service branches in Palm Beach, Martin, Broward and Dade Counties, Florida. Two loan production offices are located in Palm Beach County. During the nine month period ended June 30, 1996, the

Association opened seven full-service branch locations in Palm Beach, Broward and Dade Counties, Florida. As a result of the PBS merger, two additional locations were added in Palm Beach County.

In January 1996, the Association signed leases with Albertson's for six supermarket branches in Albertson's stores. All of the locations will be in South Florida and will complement four existing Winn Dixie supermarket branches already operated by the Association in Martin and Palm Beach Counties. The Association intends to open additional supermarket locations at Albertson's in the future. As of June 30, 1996, four branches in Albertson's stores had been opened.

The Association has five wholly-owned subsidiaries: First Federal Mortgage Corporation which provides mortgage brokerage services to the Association; The Big First, Inc. which develops residential real estate; Retail Investment Corporation which previously collected rent and commissions from Liberty Securities Corporation which offered mutual funds and annuities to customers of the Association; First Corporate Center, Inc. which engages in maintenance and management of improved real estate; and PBS Service Corporation which was acquired in the Merger. Only First Federal Mortgage Corporation is currently active.

The Association's results of operations depend primarily on net interest income, which is the difference between the interest income earned on its loans and investment portfolio, and its cost of funds, consisting of the interest paid on deposits and borrowings. The Association's operating results also are affected, to a lesser extent, by fee income and by gains or losses on the sale of loans, securities and mortgage-backed securities held for sale, and real estate owned. The Association's operating expenses consist primarily of employee compensation, occupancy expenses, FDIC insurance premiums and other general and administrative expenses. The Association's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Liquidity and Capital Resources

The Association's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets depend on the Association's lending, investing, operating and deposit activities during any given period. At June 30, 1996, cash, amounts due from depository institutions and interest-earning deposits totaled $30.9 million.

The Association's primary sources of funds are deposits, proceeds from principal and interest payments on loans, proceeds from the amortization of, the maturing of and sales of securities, advances from the FHLB and securities sold under agreements to repurchase ("reverse repurchase agreements"). While maturity and scheduled amortization of loans and securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local market conditions, general interest rates and regulatory changes.

Under OTS regulations, the Association is required to maintain liquid assets of at least 5% of the average daily balance of the sum of its net withdrawable deposit accounts, plus short-term borrowings during the preceding calendar month. For purposes of these regulations, liquid assets consist of cash, amounts due from depository institutions, interest-bearing deposits and short and intermediate term U. S. Government and government agency securities. The Association historically has maintained a level of liquid assets in excess of this regulatory requirement. The Association's liquidity ratio was 5.7% and 8.0% at June 30, 1996 and September 30, 1995, respectively. Liquidity management for the Association is a daily and long-term function of the Association's management strategy. If the Association requires liquid funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances and reverse repurchase agreements.

The primary investment activity of the Association is the origination of mortgage and consumer loans. During the nine months ended June 30, 1996 and June 30, 1995, the Association originated mortgage and consumer loans in the aggregate amount of $399.3 million and $253.0 million, respectively. A primary component of the Association's strategic plan is to continue increasing its originations of mortgage and consumer loans. During the nine months ended June 30, 1996 the Association continued indirect lending through automobile dealers. Indirect loans typically carry more credit risk than residential mortgage and direct consumer loans. Indirect loans have produced higher delinquency rates and more repossessed assets, resulting in increased loan loss provisions. Repossessed automobiles included in other assets increased from $371,000 at September 30, 1995 to $1.6 million at June 30, 1996. Notwithstanding these risks, management has concluded that shifting assets from investments to indirect loans, as well as mortgage and direct consumer loans, will lead to long-term growth in the value of the Company by improving the operating results of the Association. The Association also invests in U. S. Treasury and agency securities, collateralized mortgage obligations, municipal bonds and FHLB overnight funds. During periods when the Association's loan demand is lower, the Association may purchase short-term investment securities to obtain a higher yield than otherwise would be available.

At June 30, 1996, the Association had outstanding commitments to originate $43.4 million of mortgage loans and had no commitments to purchase mortgage pool or investment securities. Management is of the opinion that the Association will have sufficient funds available to meet all of these commitments. At June 30, 1996, certificates of deposits scheduled to mature in one year or less after June 30, 1996 totaled $591.6 million. Based on the Association's past experience and current market conditions, management is of the opinion that a significant portion of these funds will remain with the Association.

The Treasury Department, the FDIC and Congress have proposed that savings and loans which are insured by the Savings Association Insurance Fund ("SAIF") pay a special assessment of 85 to 90 basis points of insured deposits to sufficiently capitalize SAIF to a reserve ratio of 1.25 percent of insured deposits. If the Association was subject to the special assessment, as presently proposed, on the basis of June 30, 1996 deposits, the special assessment of the Association would range from approximately $9.2 million to $9.7 million.

Congress is also considering a proposal that in the future banks and thrifts will have the same charter. The Association has not provided deferred taxes for income tax bad debt reserves prior to September 30, 1988 of $21,912,000. If this legislation passes Congress and savings associations are converted to banks, the Association may be required to recapture its loan loss reserve and provide deferred taxes on the $21,912,000 of bad debt reserves.

No assurance can be given, however, as to when or whether the proposed legislation will be adopted or as to the nature or extent of the effect, if any, on capital that will be experienced by the Association and other SAIF member institutions.

At June 30, 1996, the Association exceeded each of the three OTS capital requirements. The Association's ratios were: 7.40% tangible capital ratio; 7.40% core capital ratio; and 13.05% risk-based capital ratio. The OTS minimum regulatory capital ratio requirements at June 30, 1996 were 1.5%, 3.0%, and 8.0%, respectively.

Changes in Financial Condition

Total assets increased $229.0 million to $1.438 billion at June 30, 1996 from $1.209 billion at September 30, 1995. At the time of the Merger, assets of PBS were approximately $109.0 million.

Cash and cash equivalents, securities held-to-maturity, securities available-for-sale, mortgage-backed and related securities held-to-maturity and mortgage-backed and related securities available-for-sale decreased $60.7 million to $283.8 million at June 30, 1996 from $344.5 million at September 30, 1995. Loans receivable increased by $277.7 million to $1.1 billion at June 30, 1996 from $822.0 million at September 30, 1995. Approximately $78.5 million of the increase was a result of the Merger. Loans originated amounted to $399.3 million (which included $250.9 million of mortgage loans and $148.4 million of consumer loans) during the nine months ended June 30, 1996 compared to $253.0 million during the nine months ended June 30, 1995.

This increase reflects the Association's efforts to increase mortgage and consumer loan production. Indirect automobile loan balances increased to $149.5 million at June 30, 1996 from $76.4 million at September 30, 1995.

Deposits increased $203.0 million from $879.0 million at September 30, 1995 to $1.082 billion at June 30, 1996. Approximately $103.8 million of the increase was a result of the Merger. The increase also resulted, in part, from periodic short-term offerings of certificates of deposits at a rate of 25 basis points higher than the advertised rates of other local financial institutions. These short-term offers were made to raise funds to support continued loan originations. The average interest rate paid on deposits increased to 4.79% as of June 30, 1996 from 4.77% as of September 30, 1995.

Advances from the FHLB and other borrowed funds increased by $21.5 million from $189.6 million at September 30, 1995 to $211.1 million at June 30, 1996. Stockholders' equity increased to $113.6 million at June 30, 1996 from $104.6 million at September 30, 1995. This increase was largely due to the issuance by the Company in the Merger of 299,478 shares at a price of $22.125 per share which resulted in an increase in stockholders' equity of approximately $6.6 million. The increase in stockholders' equity was also a result of net income of $7.9 million.

Effective August 31, 1995, the OTS approved the Company's stock repurchase program permitting the repurchase of up to 310,000 shares of the Company's outstanding stock. During the quarter ended June 30, 1996, the Company made no stock repurchases under this program. As of March 31, 1996, the Company had repurchased 218,500 shares under this program at an average price, including commissions, of $21.64 per share. The Company is permitted to purchase up to 91,500 additional shares under the repurchase program before OTS approval expires on August 31, 1996. As of June 30, 1996 there was a total of 315,188 shares of common stock held in treasury. The Company increased its quarterly dividend from $0.05 per share to $0.10 per share beginning in the quarter ended December 31, 1995.

Interest Rate Sensitivity

The matching of assets and liabilities may be analyzed by examining the extent to which assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is "interest rate sensitive" within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the aggregate amount of interest-earning assets maturing or anticipated to reprice, based upon certain assumptions, within a specified time period and the aggregate amount of interest-bearing liabilities maturing or anticipated to reprice, based upon certain assumptions, within that time period. A gap is considered negative when the amount of interest rate sensitive liabilities maturing or repricing within a specified time frame exceeds the amount of interest rate sensitive assets maturing or repricing within that same time frame.

The Association's policy has been to manage its exposure to interest rate risk by attempting to match the maturities of its interest rate sensitive assets and liabilities, in part, by emphasizing the origination of adjustable rate mortgages ("ARM") and short term residential construction loans. As of June 30, 1996, these loans made up approximately 57% of outstanding mortgage loans. Approximately 10% of outstanding mortgage loans are loans with seven and ten year fixed rates which become one year adjustable loans. These are classified as ARM loans. The Association also manages its exposure by purchasing short term securities and short average life and adjustable-rate collateralized mortgage obligations. The Association's one year interest rate sensitivity gap as a percentage of total assets was a negative 8.76% at June 30, 1996, as compared to a negative 10.59% at September 30, 1995. During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income while a positive gap would tend to increase net interest income. Interest rates generally increased during the nine months ended June 30, 1996.

Asset Quality

The Company and the Association regularly review interest earning assets to determine proper valuation of those assets. Management monitors the asset portfolio by reviewing historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. During the nine months ended June 30, 1996, non-performing assets increased $6.4 million from September 30, 1995. Non- performing assets related to the acquisition of PBS amounted to $3.1 million as of June 30, 1996. Substantially all of the increase in real estate owned, net of related allowances, resulted from the acquisition of real estate owned in the PBS transaction. The other $3.3 million increase in non-performing assets related to the Association's assets. A developer declared bankruptcy on development loans which now total $1.0 million. The Association considers itself well secured on these loans. Repossessed assets increased $749,000 since September 30, 1995 as a result of increased levels of indirect lending.

The following table sets forth information regarding the Association's non-performing loans, repossessed assets and real estate owned at the dates indicated. The Association generally discontinues accruing interest on loans that are 90 days or more past due, at which time the accrued but uncollected interest is excluded from interest income.


                                 ASSET QUALITY
                             (Dollars in thousands)

                                                                   Sept. 30,                  June 30,
                                                                      1995                      1996
                                                                    ---------                 --------
Non-performing mortgage loans
  delinquent more than 90 days                                       $ 1,761                   $ 4,389
Non-performing other loans
  delinquent more than 90 days                                            53                     1,154
                                                                     -------                   -------
Total non-performing loans                                           $ 1,814                   $ 5,543
Real estate owned,
  net of related allowance                                               549                     2,471
Repossessed assets, net of
  related allowance                                                      371                     1,120
                                                                     -------                   -------

Total non-performing assets                                          $ 2,734                   $ 9,134
                                                                     =======                   =======

Non-performing loans to
  total loans                                                           0.21%                     0.48%
Non-performing assets to
  total assets                                                          0.23%                     0.64%

Allowance for loan losses to
  non-performing loans                                                118.91%                    61.29%

RESULTS OF OPERATIONS

Comparison of results in this section are for the three month periods ended June 30, 1996 and June 30, 1995, and between the nine month periods then ended.

General

Net income for the quarter ended June 30, 1996 was $2.7 million as compared to $1.7 million for the quarter ended June 30, 1995, an increase of $1.0 million. Net income for the nine months ended June 30, 1996 was $7.9 million as compared to $3.8 million for the nine months ended June 30, 1995, an increase of $4.1 million. The quarterly and nine month increases were attributable to improvements in net interest income but were partially offset by increased other expenses. The nine month period ended June 30, 1995 included a pre-tax charge to earnings of approximately $2.4 million relating to a voluntary early retirement program and a pre-tax gain of $975,000 on the sale of a parcel of land in Vero Beach, Florida. The after-tax effect of these two items reduced after-tax income by approximately $850,000 during the nine months ended June 30, 1995.

Net Interest Income

Net interest income before provision for loan losses was $11.3 million for the quarter ended June 30, 1996 as compared to $8.2 million for the quarter ended June 30, 1995. For the nine months ended June 30, 1996, net interest income before provision for loan losses was $31.5 million was compared to $23.6 million for the nine months ended June 30, 1995. The increases for both the three and nine month periods were primarily due to loan growth of $362.0 million to $1.1 billion at June 30, 1996 from $738.0 million at June 30, 1995. Also, the annualized net interest margin, based on average interest-bearing assets and interest-bearing liabilities was 3.22% for the nine months ended June 30, 1996 and 2.80% for the nine months ended June 30, 1995.

Provision for Loan Losses

During the three months ended June 30, 1996, the provision for loan losses increased to $1.4 million from $167,000 for the comparable period ended June 30, 1995. For the nine months ended June 30, 1996, the provision for loan losses was $3.0 million as compared to $325,000 for the same period ended June 30, 1995. During fiscal years ended 1995 and 1996, the Association became more active in the indirect lending market, and increases in loan loss provisions reflect the additional credit risk typical of that type of lending. Based upon the Association's charge off experience with its indirect lending portfolio, loan loss provisions may increase in the future.

Other Income

Other income increased to $1.6 million for the quarter ended June 30, 1996 from $659,000 for the quarter ended June 30, 1995. During the quarter, the Association sold the servicing rights on approximately $40.0 million of mortgage loans, recording a net gain of $460,000. Also, during the quarter ended June 30, 1995, net losses on sale of securities of $324,000 were recognized. For the nine month period ended June 30, 1996, other income increased to $4.6 million as compared to $3.6 million for the nine months ended June 30, 1995. During the nine months ended June 30, 1996, in addition to the gain on sale of servicing of $460,000, there were net gains on sale of loans and securities of $760,000. The nine months ended June 30, 1995 included a gain on sale of property of $975,000. In November 1995, the Financial Accounting Standards Board issued "A Guide to Implementation of SFAS No. 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" ("SFAS 115 Q&A Guide"). SFAS 115 Q&A Guide included a one-time opportunity for entities which had previously adopted the provisions of SFAS 115 to reconsider their ability and intent to hold securities to maturity and to allow such entities to transfer securities from the held-to-maturity category to available-for-sale without calling into question the intent to hold securities to maturity. SFAS 115 Q&A Guide required that any one-time reclassification occur between November 15, 1995 and December 31, 1995. In November 1995, the Association reclassified $10.5 million of municipal securities and $20.0 million of U.S. Treasury notes from held-to-maturity to available-for-sale. Subsequently, the Association sold

$10.4 million of municipal securities and recognized a gain of approximately $847,000 on the sale during the nine months ended June 30, 1996.

Other Expenses

Other expenses increased to $6.9 million for the quarter ended June 30, 1996 as compared to $5.9 million for the quarter ended June 30, 1995. For the nine months ended June 30, 1996, other expenses decreased to $19.9 million as compared to $20.7 million for the nine months ended June 30, 1995. Other expenses for the nine months ended June 30, 1995 included a $2.4 million expense resulting from the voluntary early retirement program in the nine months ended June 30, 1995. Both the quarter and nine month period ended June 30, 1996 reflect the expenses of adding ten additional branch locations and closing one branch since June 30, 1995.

                         Part II - Other Information

                FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY


Item 1  Legal Proceedings

        Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business which in the aggregate involve amounts which, in management's opinion, are not material to the consolidated financial condition or results of operations of the Company.

Item 2  Changes in Securities

        Not applicable.

Item 3  Default upon Senior Securities

        Not applicable.

Item 4  Submission of Matters to a Vote of Securities Holders

        Not applicable.

Item 5  Other Information

        Not applicable.

Item 6  Exhibits and Reports on Form 8-K.

        (a)     The following exhibits are filed as part of this report:

                11      Statement Re: Computation of Per Share Earnings.

                27      Financial Data Schedule (for SEC use only).

        (b) There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                First Palm Beach Bancorp, Inc.
                                ------------------------------
                                           (Registrant)


Date:                             /s/ Louis O. Davis, Jr.
                                  -------------------------------------
August 8, 1996                    Louis O. Davis, Jr.
                                  President and Chief Executive Officer
                                  (Duly Authorized Officer)



Date:                             /s/ R. Randy Guemple
                                  -------------------------------------
August 8, 1996                    R. Randy Guemple
                                  Treasurer and Chief Financial Officer
                                  (Principal Financial Officer)

                                 EXHIBIT INDEX



Exhibit
Number           Description                                                                                          Page
- - ------           -----------                                                                                          ----
  11             Statement Re:  Computation of Per Share Earnings . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                                                       --
  27             Financial Data Schedule (for SEC use only) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                                                       --