Form 10-K
period 1996-09-30
FIRST PALM BEACH BANCORP INC
filed 1996-12-23
CIK 906608

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1996
                          Commission File No.: 0-21942

                         FIRST PALM BEACH BANCORP, INC.
             (exact name of registrant as specified in its charter)

       DELAWARE                                       65-0418027
(State or other jurisdiction of               (I.R.S. Employer I.D. No.)
incorporation or organization)

             215 SOUTH OLIVE AVENUE, WEST PALM BEACH, FLORIDA 33401
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (561) 655-8511 Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK PAR VALUE $0.01 PER SHARE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.
                            ------

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is $115,599,474 and is based upon the last trade price as reported by NASDAQ National Market System for December 5, 1996.

     The Registrant had 5,069,097 shares outstanding as of November 25, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JANUARY 21, 1997 IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                    INDEX

PART I

Item 1.   Description of Business................................................................  1
             Safe Harbor Statement...............................................................  1
             Business............................................................................  1
             Market Area and Competition.........................................................  2
             Lending Activities..................................................................  3
             Asset Quality....................................................................... 12
             Mortgage-Backed and Related Securities.............................................. 20
             Investment Activities............................................................... 21
             Sources of Funds.................................................................... 24
             Borrowings.......................................................................... 28
             Subsidiary Activities............................................................... 30
             Personnel........................................................................... 30
             Regulation and Supervision.......................................................... 31
             Federal and State Taxation.......................................................... 46

Item 2.   Description of Property................................................................ 49

Item 3.   Legal Proceedings...................................................................... 55

Item 4.   Submission of Matters to a Vote of Security Holders.................................... 55

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.................. 55

Item 6.   Selected Financial Data................................................................ 56

Item 7.   Management's Discussion of Financial Condition and Results of Operations............... 58

Item 8.   Financial Statements and Supplementary Data............................................ 74

Item 9.   Change In and Disagreements with Accountants on Accounting and Financial Disclosure...............................................................110

PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................111

Item 11.  Executive Compensation.................................................................111

Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................111

Item 13.  Certain Relationships and Related Transactions.........................................111

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................112


                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 FOR FORWARD-LOOKING INFORMATION

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Bank is hereby filing cautionary statements identifying important factors that could cause the Bank's actual results to differ materially from those projected in "forward-looking statements" (as such term is defined in the Reform Act) of the Bank made by or on behalf of the Bank which are made orally, whether in presentations, in response to questions or otherwise, or in writing in this report or any other future filings by the Bank with the Securities and Exchange Commission, in the Bank's press releases or other public or shareholder communications. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projection," "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Bank's actual results to differ materially from those contained in forward-looking statements of the Bank made by or on behalf of the Bank.

     The Bank cautions that the following important factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Bank made by or on behalf of the Bank. Any forward-looking statement speaks only as of the date on which such statement is made, and the Bank undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include those related to the national economic environment, particularly in the region in which the Bank operates, competition, fiscal and monetary policies of the U.S. government, changes in governmental legislation and regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, credit risk management and asset/liability management, the financial and securities markets, deposit flows, changes in the quality or composition of the Bank's loan and investment portfolios, and the availability of and costs associated with sources of liquidity.

     All such factors are difficult to predict, contain uncertainties which may materially affect actual results and are beyond the control of the Bank.

BUSINESS

     On September 29, 1993, the Registrant, First Palm Beach Bancorp, Inc. (also referred to herein as the "Company"), closed its public offering for 5,284,775 shares of its Common Stock and acquired First Bank of Florida (the "Bank"), formerly First Federal Savings and Loan Association of the Palm Beaches (the "Association") as part of the Bank's conversion from a mutual to a stock federally chartered savings association. Additionally, the Recognition and Retention Plans ("RRPs") implemented during the conversion purchased 211,600 shares of the Company's Common Stock, making the total shares outstanding equal 5,496,375. The Registrant was incorporated under

Delaware law on May 27, 1993. The Registrant is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Registrant does not transact any material business other than through its subsidiary, the Bank. The net conversion proceeds totalled $52.5 million of which $25.2 million was invested in the Bank and $27.3 million was retained by the Registrant. The Registrant loaned $4.2 million to the Employee Stock Ownership Plan ("ESOP") of the Bank and the remaining $23.1 million was loaned to the Bank. At September 30, 1996, the loan to the ESOP had a balance of $1,769,000 and the loan to the Bank had a balance of $7,364,000.

     The Bank was established in 1934 as a mutual federally chartered and insured savings and loan association. The Bank is a member of the Federal Home Loan Bank ("FHLB") System, and its deposit accounts are insured to the maximum amount allowed by the FDIC. At September 30, 1996, the Bank had total assets of $1.487 billion and stockholders' equity of $91.1 million.

     On December 8, 1995 (the "Effective Date"), the Company completed the acquisition of PBS Financial Corp. ("PBS") by means of the merger (the "Merger") of PBS with and into the Company, pursuant to an Agreement and Plan of Merger between the Company and PBS dated as of May 31, 1995 (the "Agreement"). Concurrently with the Merger, Palm Beach Savings and Loan, F.S.A. ("Palm Beach Savings"), the savings and loan subsidiary of PBS, merged with and into the Bank in accordance with the Plan of Merger and Combination dated May 31, 1995 between Palm Beach Savings and the Bank. In conjunction with and as a part of the Merger, each of the 283,700 shares of PBS Class A common stock issued and outstanding and 419,300 shares of PBS Class B common stock issued and outstanding as of the Effective Date was converted into (i)
 .426 of a share of the Company's Common Stock and (ii) a cash payment of $0.75 per share of PBS common stock. Based on an aggregate of 703,000 shares of PBS Class A and Class B common stock issued and outstanding, the Company issued in the aggregate 299,478 shares of the Company's Common Stock and made $527,250 in cash payments. Also in conjunction with the Merger, the Company paid $88,544 in exchange for all outstanding PBS options and $459,536 in exchange for all outstanding PBS warrants.

     The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four- family, owner-occupied, residential mortgage loans and, to a lesser extent, consumer loans and other loans, construction loans, commercial real estate loans and multi-family residential mortgage loans. In addition, the Bank invests in mortgage-backed and related securities, securities issued by the U.S. Government and agencies thereof, and other investments in which the Bank is permitted to invest under federal laws and regulations. The Bank's revenues are derived principally from interest on its portfolio of mortgage and consumer loans, mortgage-backed and related securities, and interest and dividends on its investment securities and securities available-for-sale portfolios. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed and related securities and, to a much lesser extent, borrowings.

MARKET AREA AND COMPETITION

     The Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service and lending offices in Palm Beach, Martin, Broward and Dade Counties in southeast Florida. Also, two full-service offices have been opened in Lee County in southwest Florida. Management believes that its offices are located in communities that generally can be characterized as residential neighborhoods of predominately one- to four- family residences.

     The economy of the Palm Beach County area has derived its strength primarily from government, tourism, retirement communities, agriculture, service industries and foreign trade. In addition, unemployment in Palm Beach County is higher than the national and State of Florida averages. Major private employers in the Bank's market area include Pratt & Whitney, Motorola, Good Samaritan and St. Mary's Medical Center, Florida Power & Light Company and BellSouth.

     The Bank is the oldest and largest (by asset size) locally-based financial institution in Palm Beach County. The Bank's market area in southeast Florida has a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from savings and loan associations, savings banks, mortgage banking companies and commercial banks. The Bank's most direct competition for savings deposits has historically come from savings and loan associations, savings banks, commercial banks, and credit unions. The Bank faces additional competition for savings deposits from money market mutual funds and other corporate and government securities funds. The Bank also faces increased competition for deposits from other financial intermediaries such as brokerage firms and insurance companies. Prospective competition for the Bank may increase as a result of the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Florida Interstate Banking Act which permit bank holding companies to acquire control of banks in any state, and the Florida Interstate Branching Act which permits out-of-state banks to acquire and operate branches in Florida. See "Regulation and Supervision - Federal Savings Institution Regulation - Interstate Banking; Branching."

     The Bank serves its market area with a wide selection of residential loans and other retail financial services. Management considers the Bank's reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area. The Bank also believes it benefits from its community orientation as well as its established deposit base and levels of core deposits.

LENDING ACTIVITIES

     Loans and Mortgage-Backed and Related Securities Portfolio. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four- family residences. At September 30, 1996, the Bank's total loans outstanding were $1,071.0 million, of which $652.6 million or 60.9% of the Bank's total loan portfolio were one- to four- family residential first and second mortgage loans. Of the one- to four- family residential mortgage loans outstanding at that date, 35.0% were fixed-rate loans, and 65.0% were adjustable rate mortgage ("ARM") loans as described on page 8. At the same date, construction and land loans totaled $155.0 million or 14.5% of the Bank's total loan portfolio; commercial real estate loans totaled $51.8 million or 4.8% of the Bank's total loan portfolio; and multi-family mortgage loans totaled $17.6 million or 1.6% of the Bank's total loan portfolio. Consumer and other loans held by the Bank, which principally consist of direct and indirect automobile loans, home equity loans, and other consumer loans, totaled $194.1 million or 18.1% of the Bank's total loan portfolio at September 30, 1996. At September 30, 1996, $148.2 million of consumer and other loans consisted of indirect automobile loans. The Bank had $169.2 million of loans serviced for others at September 30, 1996 which included $99.8 million of loans subserviced on a short-term basis in connection with a sale of loans and servicing.

     At September 30, 1996, $10.3 million or 1.0% of the Bank's total loan portfolio consisted of purchased mortgage loans or loan participations, which consisted primarily of one- to four- family residential mortgage loans.

     At September 30, 1996, the Bank's mortgage-backed and related securities held-to-maturity and available-for-sale, a vast majority of which were collateralized mortgage obligations ("CMOs") or real estate mortgage investment conduits ("REMICs"), aggregated $232.3 million or 15.6% of the Bank's total assets. Mortgage-backed and related securities available-for-sale are reflected at fair value in accordance with Statement of Financial Accounting Standard No. 115 ("SFAS No. 115").

     The following table sets forth the composition of the Bank's loan and mortgage-backed and related securities held-to-maturity and mortgage-backed and related securities available-for-sale portfolios, in dollar amounts and in percentages of the respective portfolios at the dates indicated:





                                                                                     At September 30,
                                          ---------------------------------------------------------------------------------
                                                 1992                1993                1994                 1995
                                          ------------------  ------------------  -------------------  --------------------
                                                    Percent             Percent              Percent              Percent
                                           Amount   of Total   Amount   of Total   Amount    of Total   Amount    of Total
                                          --------  --------  --------  --------  ---------  --------  ---------  --------
                                                                       (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
 One- to four- family..................   $351,208    74.66%  $335,750    72.48%  $436,135     68.88%  $587,598     67.82%
 Construction and land.................     45,784     9.73     61,233    13.22    104,324     16.47    118,799     13.71
 Commercial real estate................     39,732     8.45     29,930     6.46     30,802      4.86     35,610      4.11
 Multi-family..........................      6,085     1.29     11,720     2.53     11,515      1.82     11,837      1.37
                                          --------  -------   --------  -------   --------   -------   --------   -------
  Total mortgage loans.................    442,809    94.13    438,633    94.69    582,776     92.03    753,844     87.01
Consumer loans.........................     24,459     5.20     22,184     4.78     48,611      7.68    110,384     12.74
Other loans............................      3,137     0.67      2,436     0.53      1,848      0.29      2,155      0.25
                                          --------  -------   --------  -------   --------   -------   --------   -------
  Total loans receivable...............    470,405   100.00%   463,253   100.00%   633,235    100.00%   866,383    100.00%
                                                    =======             =======              =======              =======
LESS:
 Loans in process......................     20,516              31,320              54,856               43,967
 Unearned discounts (premiums) and
  deferred loan fees, net..............      2,590                 943                (308)              (4,765)
 Allowance for loan losses.............      2,334               1,886               1,956                2,157
                                          --------            --------            --------             --------
 Loans receivable, net.................   $444,965            $429,104            $576,731             $825,024
                                          ========            ========            ========             ========

MORTGAGE-BACKED AND RELATED SECURITIES
HELD-TO-MATURITY AND MORTGAGE-BACKED
AND RELATED SECURITIES
AVAILABLE-FOR-SALE:
 CMOs (includes REMICs)................   $184,404            $282,460            $258,166             $145,879
 FHLMC.................................      8,670                  --               3,595               12,023
 FNMA..................................         --                  --              34,025               49,837
 GNMA..................................        187                 153              30,169               33,035
 Net premiums and (discounts)..........      1,527               1,399              (1,911)              (2,332)
                                          --------            --------            --------             --------
  Total mortgage-backed and related
   securities held-to-maturity and
   mortgage-backed and related
   securities available-for-sale.......   $194,788            $284,012            $324,044             $238,442
                                          ========            ========            ========             ========

                                                           At September 30,
                                                         --------------------
                                                                1996
                                                         --------------------
                                                                     Percent
                                                           Amount    of Total
                                                         ----------  --------
                                                        (DOLLARS IN THOUSANDS)
MORTGAGE LOANS:
 One- to four- family..................                 $  652,606     60.93%
 Construction and land.................                    154,988     14.47
 Commercial real estate................                     51,754      4.83
 Multi-family..........................                     17,564      1.64
                                                        ----------   -------
  Total mortgage loans.................                    876,912     81.87
Consumer loans.........................                    191,654     17.90
Other loans............................                      2,434      0.23
                                                        ----------   -------
  Total loans receivable...............                  1,071,000    100.00%
                                                                     =======
LESS:
 Loans in process......................                     61,633
 Unearned discounts (premiums) and
  deferred loan fees, net..............                    (10,369)
 Allowance for loan losses.............                     11,855
                                                        ----------
 Loans receivable, net.................                 $1,007,881
                                                        ==========

MORTGAGE-BACKED AND RELATED SECURITIES
HELD-TO-MATURITY AND MORTGAGE-BACKED
AND RELATED SECURITIES
AVAILABLE-FOR-SALE:
 CMOs (includes REMICs)................                 $  132,067
 FHLMC.................................                     23,739
 FNMA..................................                     49,512
 GNMA..................................                     29,222
 Net premiums and (discounts)..........                     (2,267)
                                                        ----------
  Total mortgage-backed and related
   securities held-to-maturity and
   mortgage-backed and related
   securities available-for-sale.......                 $  232,273
                                                        ==========

     The following table sets forth the Bank's loan originations and loan and mortgage-backed and related securities purchases, sales and principal repayments for the periods indicated:


                                                                       Year ended September 30,
                                                                   -------------------------------
                                                                      1994      1995        1996
                                                                      ----      ----        ----
                                                                            (In thousands)
MORTGAGE LOANS (GROSS):
 At the beginning of period...........................             $ 438,633  $582,776   $ 753,844
                                                                   ---------  --------   ---------
  Mortgage loans originated:
    One- to four- family..............................               125,970   135,875     192,524
    Construction and land.............................                88,945   120,234     163,097
    Commercial real estate............................                 4,455     5,556       3,563
    Multi-family......................................                 1,403       830       1,877
                                                                   ---------  --------   ---------
 Total mortgage loans originated......................               220,773   262,495     361,061
                                                                   ---------  --------   ---------
  Mortgage loans purchased:
    One- to four- family..............................                 6,639     5,450      47,854
    Construction and land.............................                    --        --      16,323
    Commercial real estate............................                    20       237      19,519
    Multi-family......................................                    --        --       5,626
                                                                   ---------  --------   ---------
 Total mortgage loans purchased.......................                 6,659     5,687      89,322
                                                                   ---------  --------   ---------
Total mortgage loans originated and purchased.........               227,432   268,182     450,383
Transfer of mortgage loans to real estate owned.......                 1,595     1,057         961
Principal repayments..................................                74,303    82,151     162,053
Sales of loans........................................                 7,391    13,906     164,301
                                                                   ---------  --------   ---------
At end of period......................................             $ 582,776  $753,844   $ 876,912
                                                                   =========  ========   =========
CONSUMER LOANS (GROSS):
 At beginning of period...............................             $  22,184  $ 48,611   $ 110,384
 Consumer loans originated............................                49,233    99,251     177,466
 Consumer loans purchased.............................                    --        --         357
 Transfer of loans to repossessed automobiles.........                    --       765      21,122
 Principal repayments.................................                22,806    36,713      75,431
                                                                   ---------  --------   ---------
 At end of period.....................................             $  48,611  $110,384   $ 191,654
                                                                   =========  ========   =========
OTHER LOANS (GROSS):
 At beginning of period...............................             $   2,436  $  1,848   $   2,155
 Other loans originated...............................                 1,907     2,457       1,056
 Principal repayments.................................                 2,495     2,150         777
                                                                   ---------  --------   ---------
 At end of period.....................................             $   1,848  $  2,155   $   2,434
                                                                   =========  ========   =========
MORTGAGE-BACKED AND RELATED SECURITIES:(1)
 At beginning of period...............................             $ 284,012  $324,044   $ 238,442
 Mortgage-backed and related securities
  purchased...........................................               261,169    49,883      46,873
 Mortgage-backed and related securities sold..........                63,950    95,751      18,040
 Increase (decrease) in unrealized loss on
  available-for-sale securities.......................                 8,043    (2,342)     (2,178)
 Amortization and repayments..........................               149,144    42,076      37,180
                                                                   ---------  --------   ---------
 At end of period.....................................             $ 324,044  $238,442   $ 232,273
                                                                   =========  ========   =========

------------------------------------------------
(1) Consists of held-to-maturity and available-for-sale portfolios.

     Maturity of Loans and Mortgage-Backed and Related Securities. The following table shows the maturity of the Bank's loan and mortgage-backed and related securities, which includes mortgage-backed and related securities held-to-maturity and available-for-sale, at September 30, 1996. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on the Bank's loans totaled $99.6 million, $121.0 million and $238.6 million for the years ended September 30, 1994, 1995 and 1996, respectively.

                                                                    At September 30, 1996
                                ----------------------------------------------------------------------------------------------
                                  Mortgage Loans                                   Totals
                                ------------------                         -----------------------
                                                                                          Mortgage-    Mortgage-
                                                                                           Backed       Backed
                                                                                         and Related  and Related
                                   One                                        Total       Securities   Securities
                                to Four-               Consumer   Other       Loans       Held-to-    Available-
                                Family      Other        Loans    Loans     Receivable    Maturity     for-Sale        Total
                               --------    --------    --------   ------   ------------  -----------  -----------     --------
                                                                     (In thousands)
AMOUNTS DUE:
 Within 1 year                 $  2,616    $ 33,470    $  9,119   $1,421   $     46,626  $        --  $       484   $   47,110
                               --------    --------    --------   ------   ------------  -----------  -----------   ----------

 1 to 2 years                     1,358      21,698       7,680      541         31,277        1,420           --       32,697
 2 to 3 years                     3,780       9,352      22,901      261         36,294        1,764           --       38,058
 3 to 5 years                    19,784      14,800     116,952      211        151,747       10,851           --      162,598
 5 to 10 years                   28,494      19,306      34,904       --         82,704       11,051       10,110      103,865
 10 to 15 years                 103,082      17,708          77       --        120,867       34,335       54,067      209,269
 Over 15 years                  493,492     107,972          21       --        601,485       68,639       41,819      711,943
                               --------    --------    --------   ------   ------------  -----------  -----------   ----------

 Total due after 1 year         649,990     190,836     182,535    1,013      1,024,374      128,060      105,996    1,258,430
                               --------    --------    --------   ------   ------------  -----------  -----------   ----------

Total amounts due               652,606     224,306     191,654    2,434      1,071,000      128,060      106,480    1,305,540

LESS:
 Loans in process                61,393          --         240       --         61,633           --           --       61,633
 Unearned discounts,
  (premiums) and deferred
  loan fees, net                 (3,022)         --      (7,347)      --        (10,369)       1,653          614       (8,102)
 Allowance for loan losses        2,392          --       9,463       --         11,855           --           --       11,855
                               --------    --------    --------   ------   ------------  -----------  -----------   ----------

Loans receivable and
 mortgage-backed and
 related securities, net       $591,843    $224,306    $189,298   $2,434   $  1,007,881  $   126,407  $   105,866   $1,240,154
                               ========    ========    ========   ======   ============  ===========  ===========   ==========


     The following table sets forth at September 30, 1996, the dollar amount of all loans and mortgage-backed and related securities held-to-maturity and mortgage-backed securities available-for-sale due after September 30, 1997, and whether such loans have fixed interest rates or adjustable interest rates:



                                                            Due after September 30, 1997
                                                         ----------------------------------
                                                           Fixed     Adjustable    Total
                                                         ----------  ----------  ----------

                                                                   (In thousands)
MORTGAGE LOANS:

       One- to four- family........................        $265,864    $384,126  $  649,990

       Construction and land.......................         100,634      27,421     128,055

       Multi-family................................           7,451      10,077      17,528

       Commercial real estate......................           8,654      36,599      45,253

CONSUMER LOANS.....................................         182,535          --     182,535

OTHER LOANS........................................             993          20       1,013
                                                           --------    --------  ----------
                TOTAL LOANS RECEIVABLE.............         566,131     458,243   1,024,374

MORTGAGE-BACKED AND RELATED SECURITIES
HELD-TO-MATURITY AND AVAILABLE-FOR-SALE............         131,270     102,786     234,056
                                                           --------    --------  ----------
                TOTAL LOANS RECEIVABLE AND
                MORTGAGE-BACKED AND RELATED
                SECURITIES HELD-TO-MATURITY
                AND AVAILABLE-FOR-SALE.............        $697,401    $561,029  $1,258,430
                                                           ========    ========  ==========

     One-to Four-Family Mortgage Lending. The Bank's primary lending emphasis is on the origination of first mortgage loans secured by one-to four-family residences in its primary lending area. Mainly, these residences are single family homes (including condominiums and townhomes) that serve as the primary residence of the owner. To a lesser degree, the Bank makes loans on residences used as a second home or as an investment.

     Loan originations are generally obtained from existing or past customers, members of the local community and referrals from local real estate agents and builders. One-to four-family residential mortgage loans are mainly originated through the Bank's mortgage brokerage subsidiary, First Bank of Florida Mortgage Corp. ("FBMC"), formerly First Federal Mortgage Corporation, by its nine loan originators who are compensated on a commission basis. Loan applications originated by the FBMC's independent loan originators are made in compliance with the Bank's policies and procedures, underwritten by the Bank in accordance with its standard underwriting guidelines and presented for approval to the appropriate Bank personnel or committees.

     For the year ended September 30, 1996, the Bank's mortgage loans originated through all sources totaled $361.1 million. FBMC accounted for $189.9 million in mortgage loans originated, or 52.6% of this total. The Bank has expanded the mortgage lending activities in its branch network by training branch personnel and placing FBMC loan officers within certain branch offices.

     The Bank obtains first mortgage loans through wholesale brokers in Martin, Palm Beach, and Broward Counties. Prior to the Bank's commitment to fund such loans, the loans are reviewed for compliance with the Bank's normal underwriting guidelines. The Bank established a goal of supplementing its retail production with wholesale production not to exceed 30% to 40% of total production. Wholesale loans comprised approximately 34% of the total new mortgage loans originated by the Bank in fiscal year 1996.

     At September 30, 1996, 60.9% of mortgage loans receivable consisted of one-to four-family residential loans, of which 65.0% were ARM loans. The Bank currently offers ARM loans which have an initial adjustment after one, three and five years and adjust annually thereafter. These ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discounted rate is determined by the Bank in accordance with market and competitive factors. The Bank currently offers ARM loans which adjust by a maximum of 2% per year with a lifetime cap on increases of 4% to 6%, depending upon the program chosen. ARM loans which have an initial adjustment after seven or ten years totaled $95.4 million at September 30, 1996.

     Generally, ARM loans pose credit risks somewhat greater than the risks inherent in fixed rate loans primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize these risks, borrowers of ARM loans are qualified at the fully indexed rate. The Bank does not originate ARM loans which provide for negative amortization of deferred interest. An ARM loan portfolio generally reduces the Bank's exposure to adverse interest rate fluctuations.

     The Bank also offers fixed-rate loans for terms up to 30 years which are priced in accordance with secondary market conditions. In the past, the Bank sold most of its fixed rate loans. During fiscal years 1995 and 1996, to increase its loans outstanding, the Bank retained most fixed rate loans in its portfolio.

     Except as to loan amount, one-to four-family residential mortgage loans are generally underwritten according to the guidelines of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Presently, FHLMC and FNMA do not purchase loans over approximately $207,000. Loans in excess of the FHLMC/FNMA conforming loan limits are made on an adjustable or fixed rate basis to be held in the Bank's portfolio.

     The Bank's policy on one-to four-family residential mortgage loans generally is to lend up to 80% of the appraised value of property securing the loan or up to 95% if private mortgage insurance is obtained on the amount of the loan which exceeds 80%. In recent years, to assist persons in low-to-moderate income households to purchase homes, the Bank originated a limited amount of one-to four-family loans with loan-to-value ratios above
90% without requiring private mortgage insurance. As of September 30, 1996, the outstanding balance of such loans was $3.3 million. These loans may entail more risk than loans with private mortgage insurance because if a borrower defaults, the Bank would not be able to seek reimbursement for any portion of the loan from a private mortgage insurer. As of September 30, 1996, the Bank had not experienced any material difference between the delinquency rate for those loans and the delinquency rate of the rest of its loan portfolio. The Bank, however, has established a 0.50% allowance for possible loan losses related to these loans due to the high level of their loan-to-value ratio.

     Sale of Loans and Servicing Rights. During the fiscal year ended September 30, 1996, the Bank sold approximately $164.3 million of mortgage loans. In September 1996, the Bank entered into an agreement to sell loan servicing rights in connection with a loan sale of $99.8 million of one-to-four family loans. Also the Bank sold the servicing rights on approximately $40.0 million of mortgage loans. It is not anticipated that the Bank will adopt the sale of servicing as an on-going operational strategy.

     Commercial and Multi-Family Real Estate Lending. As of September 30, 1996, $51.8 million or 4.8% of the Bank's total loan portfolio consisted of commercial loans, and $17.6 million or 1.6% of the Bank's total loan portfolio consisted of multi-family loans. During the past few years, the Bank has reduced the level of its lending in these areas as a percentage of total loan portfolio due to deterioration of the market for these types of properties in the Bank's market area. Presently, the Bank's activity in these lending areas is generally limited to the refinancing or modification of existing commercial loans and the origination of new loans to existing commercial customers. During fiscal year 1996 commercial and multi-family loan balances increased primarily due to the acquisition of PBS.

     The commercial real estate loans in the Bank's portfolio consist of fixed-rate, ARM and balloon loans which were originated at prevailing market rates. Balloon loans generally are amortized over 25 years. The Bank's recent policy has been to originate commercial or multi-family loans only in its primary market area. All commercial and multi-family loans that are modified, refinanced or made to facilitate the sale of real estate owned are ARM loans. These loans are generally made in amounts not exceeding 75% of the appraised value of the property. In making such loans, the Bank primarily considers the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. The Bank generally obtains personal guarantees from the principals of the borrower on these loans.

     Loans secured by commercial and multi-family real estate involve a greater degree of risk than one-to four-family residential loans. This has been particularly true for commercial real estate loans during recent years due to a sharp increase in available space and a decrease in demand for commercial properties in the Bank's market area.

     Construction Loans. The Bank originates loans to finance the construction of one-to four-family homes and, to a much lesser extent, multi-family and commercial real estate properties. At September 30, 1996, construction loans totaled $130.5 million, or 12.2% of the Bank's total loan portfolio.

     The Bank's construction loans are principally made to finance the construction of single-family, owner-occupied homes. Construction loans are generally made on a "pre-sold" basis; however, contractors who have sufficient financial strength and a proven track record are considered for loans for model and speculative purposes, with preference given to contractors with whom the Bank has had successful loan relationships. Construction loans generally provide for interest-only payments at fixed rates of interest and have terms of six to twelve months. At the end of the construction period, the loan generally converts into a permanent loan with terms of up to 30 years with an adjustable or fixed rate of interest. Construction loans typically have a conversion option at the end of the construction term to allow the permanent borrower to choose a fixed or ARM loan at the then prevailing market rate. Construction loans to borrowers who will occupy the home will be considered for loan-to-value ratios of up to 95%. Loans to builders who have pre-sold the home will be considered for loan-to-value ratios up to 80%. Construction loans for speculative purposes, models and commercial properties may be considered for loan-to-value ratios generally up to 75%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Bank primarily uses in-house inspectors for construction loan disbursement purposes. Substantially all construction loans outstanding at September 30, 1996 were for loans on single family dwellings.

     During the fiscal year ended September 30, 1994, the Bank began offering to selected builders a revolving commitment. These commitments are for speculative, model, and contract construction loans, the collateral for which is individually analyzed and approved prior to closing. The commitment is a pre-approval of the builder on a credit basis only to determine the maximum level of exposure the Bank wishes to have. Because the Bank will require the placement of all permanent loans through it, it will grant preferential rates to the builder through these commitments.

     Land Loans. The Bank also originates loans for the acquisition and development of land (either unimproved land or improved lots) on which the purchaser can then build. At September 30, 1996, land loans totaled $24.5 million, or 2.3% of the Bank's total loan portfolio.

     Land acquisition and development loans are considered on a very selective basis for builders and developers who have a proven track record with the Bank. Due to the increased risk associated with land loans, the Bank uses a 75% loan-to-value ratio maximum and requires full personal guarantees of all loans. The one exception to these rules is a loan made to a major area builder with whom the Bank has had a relationship in excess of ten years, in which case only a corporate guarantee was required. The lending relationship with this builder is currently a $12.0 million line of credit provided adequate collateral is pledged. At September 30, 1996, this loan had an outstanding balance of $7.9 million.

     Consumer and Other Lending. At September 30, 1996, $194.1 million or 18.1% of the Bank's total loan portfolio consisted of consumer and other loans, including automobile, home equity loans and lines of credit for consumer purposes, and to a lesser extent, home improvement, marine, airplane, and secured and unsecured personal loans.

     Until September 30, 1996 the Bank generated automobile loans from factory franchised automobile dealerships in its market area on a nonrecourse basis after conducting its own underwriting. At September 30, 1996, the Bank had $148.2 million in automobile loans which were originated through dealers and $15.5 million in such loans which it originated. The increase in automobile loans originated through dealers was attributable to an aggressive effort to expand the Bank's indirect automobile lending in Martin, St. Lucie and Indian River Counties. Indirect loans typically carry more credit risk which may produce higher delinquency rates and increased loan loss provisions. Higher than anticipated charge-offs were experienced in the indirect automobile lending portfolio, primarily during the latter part of the fiscal year ended September 30, 1996. As a result, a $16.4 million provision for loan losses related to consumer lending was recorded during fiscal year 1996. Based upon an analysis of the overall performance of the indirect lending program, management determined that effective September 30, 1996 no new applications for indirect loans would be accepted, thereby discontinuing the indirect lending program.

     Consumer loans are offered on a fixed and adjustable rate basis. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the applicant's ability to make payments on the proposed loan and other indebtedness. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. The Bank's consumer loans tend to have higher interest rates and shorter maturities than one-to four-family mortgage loans, and involve a greater risk of default than
one-to four-family mortgage loans.   See "Asset Quality - Allowance for Loan
Losses."

     Credit Cards. In June 1996, the Bank entered into the second year of its credit card program. The bank discontinued the MasterCard Program and now offers Visa Classic, Visa Gold and Secured Visa Programs. The Bank also introduced new credit card programs - among them, a Visa Classic card with an introductory rate equal to the prime rate for the first six months and then adjusted to a rate equal to "prime plus," and a Visa Gold Prime Option card offering a rate guaranteed at prime with a $50 Annual Fee. The credit applications for credit cards are underwritten and collected by the Bank, and the payments and statement processing carried out by a third party.

     As of September 30, 1996, the Bank had approved 2,704 credit card accounts having an aggregate credit limit of $9.8 million. The outstanding balance on these cards at September 30, 1996 was $4.1 million. The Bank also offers unsecured personal lines of credit used in conjunction with customers' checking accounts.

     Home Equity. Home equity loans and credit lines are originated on one-to four-family residences within our market area. These loans and credit lines are limited to $25,000 for 100% loan-to-value ratio loans, and $500,000 for 80% loan-to-value loans. Loans and credit lines with loan-to-value ratios of between 80% and 100% are underwritten based on the creditworthiness of the borrower and the amount of equity in the home. The interest rates on these loans and credit lines are based on loan-to-value ratios and range from prime plus 1% to prime plus 3%.

     Loan Approval Procedures and Authority. Loan approval authority has been granted by the Board of Directors to certain mortgage loan officers up to the maximum amount allowed by FHLMC/FNMA on one-to four-family dwelling units and lot loans to individuals. The Board has granted to certain officers the authority to approve or disapprove mortgage loans up to $400,000. The approval authority has been granted to certain members of senior management for loan amounts up to $500,000. This loan approval authority excludes the authority to approve employee and officer loans and loans to builders for residential units not under contract with a buyer. All loans exceeding $500,000 must be approved by either a majority of the Loan Committee or Commercial Loan Committee, depending upon the collateral securing the loan. The Loan Committee, which consists of members of senior management and other officers, regularly considers for approval large one-to four-family residential loan applications. The Commercial Loan Committee, which consists of all members of senior management plus one additional officer of the Bank considers for approval employee and officer loans, builder loans for residential units not under contract with a buyer, and commercial loan applications. Loans that exceed $1 million must be authorized by the Bank's President or two Board members prior to approval. All mortgage loan approvals are ratified by the Bank's Board of Directors.

     Upon receipt of a completed loan application from a prospective borrower, the Bank orders a credit report, verifies income and other information and, if necessary, obtains additional financial or credit-related information. An appraisal of the real estate used for collateral is also obtained. All appraisals are performed or reviewed by certified appraisers. Most appraisals are performed by certified Bank appraisers. The Bank may utilize the services of independent certified appraisers to perform certain real estate appraisals, particularly those related to problem commercial loans, and the certified Bank appraisers review such appraisals. The Bank's Board of Directors approves the independent certified appraisers used by the Bank and reviews the Bank's appraisal policy on an annual basis.

     The Bank requires title and hazard insurance on all real estate loans. In addition, borrowers generally are required to advance funds for such insurance, and for real estate taxes and private mortgage insurance with each payment of principal and interest to a mortgage impound account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums, as required.

ASSET QUALITY

     Loan Collection. When a borrower fails to make a required payment on a loan, the Bank takes a number of steps to have the borrower cure the delinquency and to restore the loan to current status. In the case of residential mortgage loans and consumer loans, the Bank generally sends the borrower a written notice of non-payment after the loan first becomes past due. In the event payment is not received after the initial notice is sent, additional letters and telephone calls generally are made. If the loan is still not brought current and it becomes necessary for the Bank to take legal action, which typically occurs after a loan is delinquent 90 days or more, the Bank will commence foreclosure proceedings against the real property that secures the loan and attempt to repossess the personal property, if any, that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.

     In the case of commercial real estate loans, construction loans and land acquisition and development loans, the Bank generally attempts to contact the borrower by telephone after a loan payment becomes 10 days past due. A senior loan officer reviews all collection efforts made if payment is not received after the loan is 30 days past due, and decisions as to when to commence foreclosure actions for commercial real estate loans and construction loans are made on a case-by-case basis. The Bank may consider loan work-out arrangements with these types of borrowers in certain circumstances.

     On mortgage loans or loan participations purchased by the Bank, the Bank receives monthly reports from its loan servicers with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loans, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents.

     Mortgage loan delinquencies of 90 days or more increased to $11.3 million at September 30, 1996 from $1.8 million at September 30, 1995. The increase was primarily the result of a $6.2 million loan relationship on a marina/residential development in Charlotte County, Florida. See "Asset Quality - Classified Assets." The increase was also caused by mortgage loans acquired in the Palm Beach Savings acquisition on December 8, 1995. As of September 30, 1996, the balance of mortgage loans acquired from Palm Beach Savings, which are 90 days or more delinquent, totaled $2.4 million.

     Defaults on closed-end consumer financing (auto loans) are pursued aggressively after the grace period has expired. The Collections supervisor may commence immediate repossession activities in the case of first payment defaults or unresponsive borrowers. Upon repossession, the collateral is evaluated to determine its condition. Repairs are made at the discretion of the Collections supervisor. The Bank may attempt to sell the asset directly or through an approved dealer or through various wholesale auctions held within the state of Florida.

     Accrual of Interest on Delinquent Loans. Generally, the Bank does not accrue interest on loans past due 90 days or more. Loans also are placed on non-accrual status when, in the judgment of the Bank's management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.

     At September 30, 1994, 1995 and 1996, delinquencies of 60 days or more in the Bank's loan portfolio were as follows:

                                         At September 30, 1994                            At September 30, 1995
                                ----------------------------------------           ----------------------------------------
                                    60 - 89 Days       90 Days or More                60 - 89 Days        90 Days or More
                                -------------------  -------------------           -------------------  -------------------
                                           Principal            Principal                     Principal            Principal
                                 Number     Balance   Number     Balance             Number    Balance    Number    Balance
                                of Loans   of Loans  of Loans   of Loans            of Loans  of Loans   of Loans  of Loans
                                --------   --------- --------   ---------           --------  ---------  --------  ---------
Mortgage loans:
 One- to four-family                 42    $   1,264       34   $   1,772                 10  $     163        28  $   1,172
 Construction and land                4          332        2         122                 --         --         5        267
 Commercial real estate              --           --       --          --                 --         --         1         80
 Multi-family                         2          246       --          --                 --         --         2        243
                                --------   --------- --------   ---------           --------  ---------  --------  ---------

Total mortgage loans                  48       1,842       36       1,894                 10        163        36      1,762

Consumer and other loans               6          15       15          37                 20        187        16         52
                                --------   --------- --------   ---------           --------  ---------  --------  ---------

Total loans                           54   $   1,857       51   $   1,931                 30  $     350        52  $   1,814
                                ========   ========= ========   =========           ========  =========  ========  =========

Delinquent loans to total loans                 0.29%                0.30%                         0.04%                0.21%


                                         At September 30, 1996
                                -----------------------------------------
                                    60 - 89 Days       90 Days or More
                                -------------------  --------------------
                                           Principal            Principal
                                 Number     Balance   Number     Balance
                                of Loans   of Loans  of Loans   of Loans
                                --------   --------- --------   ---------
Mortgage Loans:
 One- to four-family                  19   $   1,150       45   $   2,621
 Construction and land                 3         742       13       8,658
 Commercial real estate               --          --       --          --
 Multi-family                         --          --       --          --
                                --------   --------- --------   ---------

Total mortgage loans                  22       1,892       58      11,279

Consumer and other loans             160       2,065      132       1,552
                                --------   --------- --------   ---------

Total loans                          182   $   3,957      190   $  12,831
                                ========   ========= ========   =========

Delinquent loans to total loans                 0.37%                1.20%

     Loans Delinquent 90 Days or More, Real Estate Owned and In-Substance Foreclosed Loans. The following table sets forth information regarding non-accrual loans and loans delinquent 90 days or more and still accruing interest, real estate owned and in-substance foreclosed loans. At September 30, 1996, there were no restructured loans within the meaning of Statement of Financial Accounting Standard No. 15.


                                                                            At September 30,
                                                               --------------------------------------------
                                                                1992     1993     1994     1995      1996
                                                               -------  -------  -------  -------  --------
                                                                         (Dollars in thousands)
Non-Accrual mortgage loans (1)(2)...........................   $ 3,064  $ 2,633  $ 1,451  $ 1,743  $ 11,269
Mortgage loans delinquent 90 days or more and still
accruing(2).................................................       248       25      443       18        10
Non-accrual consumer loans and other loans(1)(2)............         3       --       --        8     1,390
Consumer and other loans delinquent 90 days or more
  and still accruing (2).....................................       27       20       37       45       162
                                                               -------  -------  -------  -------  --------
 Total non-performing loans.................................     3,342    2,678    1,931    1,814    12,831
Real estate owned and in-substance foreclosed loans.........     4,769    1,403      529      549     1,626
Repossessed automobiles.....................................        48       --       13      371     1,602
                                                               -------  -------  -------  -------  --------
Total non-performing assets.................................   $ 8,159  $ 4,081  $ 2,473  $ 2,734  $ 16,059
                                                               =======  =======  =======  =======  ========
Non-performing loans to total loans.........................      0.71%    0.58%    0.30%    0.21%     1.20%
Total non-performing assets to total assets.................      1.00%    0.48%    0.23%    0.23%     1.08%

-----------------------------
(1) For the fiscal year ended September 30, 1996, $1,145,000 in gross interest income would have been recorded if these loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period and $589,000 in interest income on these loans was included in net income.
(2)  As to principal or interest.


     Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as "real estate owned" until sold. Automobiles acquired by the Bank as a result of repossession are classified as "repossessed automobiles."

     Non-accrual mortgage loans increased to $11.3 million at September 30, 1996 from $1.7 million at September 30, 1995. This increase was primarily the result of a $6.2 million loan relationship on a marina/residential development in Charlotte County, Florida. See "Asset Quality - Classified Assets." The increase was also caused by mortgage loans acquired in the Palm Beach Savings acquisition on December 8, 1995. As of September 30, 1996, the non-performing mortgage loans acquired from Palm Beach Savings totaled $2.4 million.

     Classified Assets. Federal regulations and the Bank's policy require the classification of loans and other assets (such as debt and equity securities considered to be of lesser quality) as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses make "collection or liquidation in full" on the basis of currently existing facts, conditions, and values "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the

Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by the Bank's management.

     If an asset is classified, an estimated value of the property securing the loan is determined and if the unpaid balance of the loan is greater than such estimated value, the difference is established as a specific reserve. The Bank also establishes general valuation allowances which, as understood in the industry, represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but have not been allocated to particular problem assets.

     The OTS utilizes guidelines which provide guidance for OTS examiners in determining whether the levels of general valuation allowances for savings institutions are adequate. The OTS guidelines may cause savings institutions to increase their levels of general valuation allowances, thereby reducing their tangible capital, and also to increase their allowance for loan losses, which would affect GAAP capital. The guidelines specify that if a savings institution's general valuation allowance policies and procedures are inadequate, the savings institution may be required to modify its general valuation allowances based on a comparison of certain ranges of acceptable general valuation allowances and the savings institution's level of classified assets.

     The Bank's Asset Classification Committee reviews and classifies the Bank's assets on a monthly basis and reports the results of their reviews to the Board of Directors on a monthly basis.

     At September 30, 1996, the Bank had two classified assets or groups of assets with carrying values in excess of $1.0 million. Set forth below is a brief description of each classified asset or group of assets with a carrying value of $1.0 million or more at September 30, 1996.

     Marina/Residential Development, Charlotte County, Florida. At September 30, 1996, the Bank's classified assets included two loans to one borrower and a speculative loan on two models to a party related to the borrower. The loans totaled $6.2 million at September 30, 1996 and are secured by first mortgages on a marina/residential development, a beach-front lot and two speculative model residences. The Bank has personal guarantees on the notes.

     Office Warehouse Facility, Palm Beach County, Florida. At September 30, 1996, the Bank's classified assets included a loan classified as substandard, which is secured by a first mortgage on an office warehouse facility. The carrying value of the loan at September 30, 1996 is $1.0 million. This loan was acquired in the purchase of Palm Beach Savings on December 8, 1995. At September 30, 1996 the office warehouse facility was approximately 80% occupied.

     The following table sets forth at September 30, 1996, the Bank's aggregate carrying value of the assets classified as substandard, doubtful, loss and special mention as follows:


                                                     Substandard       Doubtful          Loss        Special Mention
                                                   ---------------  --------------  --------------  ------------------
                                                   Number   Amount  Number  Amount  Number  Amount  Number      Amount
                                                   ------   ------ -------  ------  ------  ------  ------      ------
                                                                          (Dollars in thousands)
CLASSIFIED ASSETS:
Loans:
 One- to four-family.............................      36  $ 2,634      --  $   --      --  $   --       2      $   80
 Multi-family....................................      --       --      --      --      --      --      --          --
 Commercial real estate..........................       6    7,401      --      --       1     400      --          --
 Construction and land...........................      12    2,885      --      --      --      --      --          --
 Consumer and other loans........................     137    1,439       2      34       8      44      --          --
                                                   ------  ------- -------  ------  ------  ------  ------      ------
     Total.......................................     191   14,359       2      34       9     444       2          80
Repossessed automobiles..........................     194    1,602      --      --     194   1,208      --          --
Other assets.....................................       1      236       1      55       1     167      --          --
Real estate owned:
 One-to four-family..............................       8      898      --      --       3      47      --          --
 Multi-family....................................      --       --      --      --      --      --      --          --
 Commercial real estate..........................       1      222      --      --       1     103      --          --
 Land............................................       8      506      --      --       5     211      --          --
                                                   ------  ------- -------  ------  ------  ------  ------      ------
     Total real estate owned.....................      17    1,626      --      --       9     361      --          --
                                                   ------  ------- -------  ------  ------  ------  ------      ------
     Total for all Classified Assets.............     403  $17,823       3  $   89     213  $2,180       2      $   80
                                                   ======  ======= =======  ======  ======  ======  ======      ======

     Allowance for Loan Losses. Provisions for loan losses, which increase the allowance for loan losses, are established by charges to income. Such allowance represents the amounts which, in management's judgment, are adequate to absorb charge-offs of existing loans which may become uncollectible. The adequacy of the allowance is determined by management's continuing evaluation of the loan portfolio in light of past loss experience, present economic conditions, and other factors considered relevant by management at the financial statement date. Loan evaluation occurs on a monthly basis with loan provisions adjusted quarterly. Anticipated changes in economic factors which may influence the level of the allowance are considered in the evaluation by management when the likelihood of the changes can be reasonably determined. In estimating the allowance for losses, consideration is given to asset performance, the financial condition of borrowers or guarantors, additional collateral provided, current and anticipated economic conditions, appraisals, cost of disposal, and holding costs. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary, which may be material, if economic conditions differ substantially from the assumptions used in making the evaluation. If additions to the original estimate of the allowance for loan losses are deemed necessary, they will be reported in earnings in the period in which they become reasonably estimable.

     Significant declines in non-performing assets during fiscal years 1993 and 1994 allowed the Bank to limit additions to the allowance for loan losses in those years. From September 30, 1992 through September 30, 1993, the level of the Bank's consumer loans consistently declined. During fiscal 1994, by using a more competitive pricing structure, indirect lending, promotional activities, and cross selling consumer products through its branch offices, the Bank increased its consumer lending without incurring unacceptable credit risks or reducing the Bank's overall asset quality. During fiscal 1995 and 1996, the Bank significantly increased its level of indirect lending through automobile dealers. Indirect lending represented 66% and 83% of consumer loan production in fiscal 1995 and 1996, respectively. These types of indirect loans carry more credit risk, produce higher charge off and delinquency rates and, therefore, the Bank increased loan loss provisions so that at September 30, 1996, general reserves on indirect loans equaled 6.1% of outstanding indirect loan balances. Higher than anticipated charge-offs were experienced in the indirect automobile lending portfolio, primarily during the latter part of the fiscal year ended September 30, 1996. As a result, a $16.4 million provision for loan losses related to consumer lending was recorded during fiscal year 1996. Based upon an analysis of the overall performance of the indirect lending program, management determined that effective September 30, 1996 no new applications for indirect loans would be accepted, thereby discontinuing the indirect lending program.

     As a result of the declines in regional real estate market values and the significant losses experienced by many other financial institutions, there has been a greater level of scrutiny of the loan portfolios of financial institutions by the FDIC, the OTS and other federal or state regulators as part of their overall examination of these institutions. Results of recent examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate market values, thus requiring lending institutions to increase significantly provisions for potential loan losses. While the Bank believes it has established an adequate allowance for loan losses, there can be no assurance that the Bank will not have to increase its level of loan loss allowance in the future or that regulators, in reviewing the Bank's loan portfolio, will not request that the Bank significantly increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings.

     The preceding sentence is a "forward-looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") which involves estimates, assumptions and uncertainties. The following important factors, should they occur, could cause actual loan loss and reserve experience as well as other related results to differ materially from the expectations expressed in the forward-looking statement:

        1. Unanticipated changes in general economic conditions, such as unemployment and interest rates.
        2. Unanticipated changes in the number of repossessions and the loan balances outstanding at the time of repossession.
        3. Unanticipated changes in the resale value of repossessed automobiles.
        4. Unanticipated changes in the ability of the borrowers to maintain insurance on the collateral securing the Bank's loan, the cost of such insurance, and the ability to recover insurance proceeds.

This disclosure is intended to comply with the terms of the safe harbor for forward-looking statements provided by the Act.

     The following table sets forth the Bank's allowance for loan losses at the dates indicated:

                                       At or For the Fiscal Year Ended
                                 -------------------------------------------
                                  1992     1993     1994     1995     1996
                                 -------  -------  -------  -------  -------
                                           (Dollars in thousands)
Balance at beginning of period   $ 2,521  $ 2,334  $ 1,886  $ 1,956  $ 2,157
Provision for loan losses.......   1,675      149      135      261   15,704
Increase in allowance due to
acquisition of PBS..............      --       --       --       --    2,253
Less: Charge-offs:
  One- to four-family...........     124       --       --       --       --
  Construction and land.........      --       --       --       --       --
  Multi-family..................     273       81       --       --       --
  Commercial real estate........   1,353      406       --       --      668
  Consumer loans................     113      122       69       92    7,962
  Other loans...................      --       --       --       --       --
                                 -------  -------  -------  -------  -------
     Total charge-offs..........   1,863      609       69       92    8,630
Recoveries......................       1       12        4       32      371
                                 -------  -------  -------  -------  -------
Balance at end of period........ $ 2,334  $ 1,886  $ 1,956  $ 2,157  $11,855
                                 =======  =======  =======  =======  =======

     The following table sets forth the Bank's allocation of its allowance for loan losses by loan category and the percentage of loans in each category to total loans receivable, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not necessarily represent the total allowance available for future losses in a given category because the total loan loss allowance is valued based upon the entire loan portfolio, and allocation to a given loan category is not fixed.





                                                                       At September 30,
                               ---------------------------------------------------------------------------------------------------
                                    1992                1993                1994                1995                1996
                               ------------------  ------------------  ------------------  ------------------  -------------------
                               Amount  Percentage  Amount  Percentage  Amount  Percentage  Amount  Percentage  Amount   Percentage
                               ------  ----------  ------  ----------  ------  ----------  ------  ----------  -------  ----------
                                                                    (Dollars in thousands)
At end of period  allocated to:
 One-to four-family........... $  673      74.66%  $  589      72.48%  $  660      68.88%  $  556      67.82%  $   416      60.93%
 Construction and land........  1,016       9.73      876      13.22    1,000      16.47      490      13.71       768      14.47
 Multi-family.................      7       1.29        8       2.53        8       1.82       12       1.37        24       4.83
 Commercial real estate.......    538       8.45      320       6.46       35       4.86      472       4.11     1,163       1.64
 Consumer loans...............    100       5.20       93       4.78      252       7.68      603      12.74     9,463      17.90
 Other loans .................    --        0.67       --       0.53        1       0.29       24       0.25        21       0.23
                               ------     ------   ------     ------   ------     ------   ------     ------   -------     ------
    Total..................... $2,334     100.00%  $1,886     100.00%  $1,956     100.00%  $2,157     100.00%  $11,855     100.00%
                               ======     ======   ======     ======   ======     ======   ======     ======   =======     ======

     The following table sets forth the Bank's charge-off ratios and allowance for loan loss ratios at or during the dates and periods indicated:



                                                  At or During the Fiscal Year Ended September 30,
                                                ----------------------------------------------------
                                                1992        1993        1994        1995        1996
                                                ----        ----        ----        ----        ----
Ratio of net charge-offs during the
period to average loans outstanding
 during the period..........................    0.38%       0.14%       0.01%       0.01%       0.81%

Ratio of allowance for loan losses to
total loans receivable, net, at the end
 of period..................................    0.52        0.44        0.34        0.26        1.18

Ratio of allowance for loan losses to
non-performing loans at end of
 period.....................................   69.84       70.43      101.29      118.91       92.40

Ratio of allowance for loan losses to
total non-performing assets at end of
 period.....................................   28.78       46.21       79.51       78.90       73.82

MORTGAGE-BACKED AND RELATED SECURITIES

     The Bank invests in mortgage-related securities such as CMOs and REMICs. At September 30, 1996, the Bank had $131.4 million in CMOs/REMICs, or 8.8% of total assets. Of this amount, $49.6 million are CMOs/REMICs classified as held-to-maturity with an approximate fair value of $49.2 million, and $81.8 million are CMOs/REMICs classified as available-for-sale and reported at fair value. Of the $131.4 million of CMOs/REMICs, $54.8 million, or 41.7%, had floating rates with caps ranging from 9% to 11.6%. Most of these mortgage-related securities adjust on a monthly basis. The Bank's CMOs/REMICs may be subject to volatile price movements which typically result from changes in prepayments on the underlying mortgages. The Bank's CMOs/REMICs have coupon rates ranging from 5.0% to 7.5% and had a weighted average yield of 6.10% at September 30, 1996. The Bank's current policy is to purchase CMOs/REMICs rated AA or better by nationally recognized rating services. Market quotes are impacted by key assumptions made when estimating fair value, including prepayment speeds, spreads to treasury securities and interest rate caps. Changes in key market assumptions may result in material fluctuation in the fair value of the CMO/REMICs, and accordingly in the unrealized gain or loss on such securities. The majority of the CMOs/REMICs owned by the Bank are insured or guaranteed either directly or indirectly through mortgage-backed securities underlying the obligations by either the FNMA, FHLMC or Government National Mortgage Association ("GNMA"). Depending on the amount of the Bank's mortgage-backed and related securities available-for-sale, fluctuations in the interest rate environment and other factors, the Bank may experience material effects on its stockholders' equity from categorizing these securities as available-for-sale.

     CMOs and REMICs are typically issued by a special purpose entity, which may be organized in a variety of legal forms such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure all principal paydowns from the various mortgage pools are allocated to a mortgage-related securities' class or classes structured to have priority until the class is paid off. These securities are intended to alleviate the reinvestment problems that arise because mortgage-backed security pass-throughs pay off when interest rates fall. Management believes CMOs and REMICs represent attractive alternatives relative to other investments because of the wide variety of maturity and repayment options available through such investments. The Bank utilizes these investments as part of its interest rate risk management strategy.

     The Bank held mortgage-backed and related securities with a total carrying value in excess of 10% of the Bank's stockholders' equity at September 30, 1996 issued by the following entities:





     Issuer                              Book Value              Fair Value
     ------                              ----------              ----------

                                               (Dollars in thousands)
1.   FNMA                                 $102,033                $101,597

2.   G.E. Capital Mortgage Corporation    $ 41,496                $ 40,019

3.   FHLMC                                $ 31,767                $ 32,084

4.   GNMA                                 $ 28,269                $ 28,948

5.   Prudential Home Mortgage
     Securities Company, Inc.             $ 26,017                $ 24,684




                             INVESTMENT ACTIVITIES

     The investment policy of the Bank, which is established by the Board of Directors and implemented by the Asset Liability Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Bank's lending activities. In establishing its investment strategies, the Bank considers, among other factors, its business and growth plans, the economic environment, and the types of securities to be held. Federally-chartered savings institutions have the authority to invest in various types of assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements, loans on federal funds and, subject to certain limits, commercial paper and mutual funds.

     The Bank's Asset Liability Committee meets monthly to monitor the Bank's securities transactions. The Asset Liability Committee also conducts a quarterly review of the Bank's investment policies, strategies and accounting guidelines relating to its investments. The Board of Directors reviews the Bank's investment policy on an annual basis and the Bank's investment activity on a monthly basis.

     OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities as held-to-maturity, available-for-sale or trading. The Bank's investment policy has policies and strategies for each type of security. The portion of the investment securities portfolio which is held-to-maturity is accounted for on an amortized cost basis. At September 30, 1996, the Bank had $17.0 million in securities held-to-maturity consisting of United States Government and agency obligations and FHLB-Atlanta stock. Securities which are categorized as available-for-sale are carried at fair value. At September 30, 1996, the Bank had $27.6 million in securities available-for-sale consisting primarily of United States Government and agency securities.

     The following table sets forth certain information regarding the carrying and fair values of the Bank's investments at the dates indicated:


                                                          At September 30,
                               ---------------------------------------------------------------------
                                       1994                     1995                    1996
                               --------------------      ---------------------   -------------------
                                Carrying      Fair       Carrying      Fair      Carrying      Fair
                                  Value       Value       Value        Value       Value       Value
                                  -----       -----       -----        -----       -----       -----
                                                           (In thousands)
INTEREST-EARNING DEPOSITS      $ 4,466       $ 4,466     $13,878       $13,878   $141,975   $141,975
                               =======       =======     =======       =======   ========   ========
SECURITIES HELD-TO-MATURITY:
  U.S. Government and
    agency obligations          54,933        53,373      38,110        37,988      6,981      7,042
  Municipal bonds                   --            --      10,388        11,288         --        --
  FHLB stock                     8,610         8,610       8,558         8,558     10,053     10,053
                               -------       -------     -------       -------   --------   --------
     Total                     $63,543       $61,983     $57,056       $57,834   $ 17,034   $ 17,095
                               =======       =======     =======       =======   ========   ========
SECURITIES AVAILABLE-FOR-SALE:
  U.S. Government and
    agency obligations         $54,087       $54,087     $ 2,000       $ 2,000   $ 27,105   $ 27,105
  Mutual funds                   3,185         3,185          --            --         --         --
  Securities purchased under
    agreement to resell             --            --      30,443        30,443         --         --
  Certificates of deposit
    and other securities            --            --          --            --        446        446
                               -------       -------     -------       -------   --------   --------
    Total                      $57,272       $57,272     $32,443       $32,443   $ 27,551   $ 27,551
                               =======       =======     =======       =======   ========   ========
TRADING SECURITIES:
  U.S. Government and
    agency obligations         $ 4,917       $ 4,917     $    --       $    --   $     --   $     --
                               =======       =======     =======       =======   ========   ========

     The table below sets forth certain information regarding the carrying value and weighted average yields of the Bank's investment securities at September 30, 1996.


                                                                      At September 30, 1996
                                          ---------------------------------------------------------------------------------
                                              1 Year or Less      After 1 Through 5 Years       After 5 Through 10 Years
                                          --------------------  --------------------------  -------------------------------
                                                    Annualized                  Annualized                       Annualized
                                                      Weighted                    Weighted                         Weighted
                                          Carrying     Average  Carrying           Average  Carrying                Average
                                             Value       Yield     Value             Yield     Value                  Yield
                                          --------       -----     -----             -----     -----                  -----
                                                            (Dollars in thousands)

Securities held-to-maturity
  U.S. Government and agency obligations  $  2,000       6.60%   $ 4,981             6.75%     $  --                   --

  Municipal bonds                               --         --         --               --         --                   --

  FHLB stock                                    --         --         --               --         --                   --
                                          --------               -------                       -----
Total securities held-to-maturity         $  2,000       6.60%   $ 4,981             6.75%     $  --                   --
                                          ========               =======                       =====
Securities available-for-sale (1,2):

  U.S. Government and agency obligations  $ 11,988       4.75%   $15,117             7.48%     $  --                   --

  Certificates of deposit and
    other securities                           396       6.50%        50             7.88%        --                   --
                                          --------               -------                       -----
Total securities available-for-sale       $ 12,384       4.81%   $15,167             7.48%     $  --                   --
                                          ========               =======                       =====


                                                          At September 30, 1996
                                          -----------------------------------------------------
                                            After 10 Years               Total Securities
                                          --------------------    -----------------------------
                                                    Annualized
                                                      Weighted                   Approximate
                                          Carrying     Average    Carrying              Fair
                                             Value       Yield       Value             Value
                                             -----       -----       -----             -----
                                                       (Dollars in thousands)
Securities held-to-maturity
  U.S. Government and agency obligations  $    --         --       $ 6,981           $ 7,042

  Municipal bonds                              --         --            --                --

  FHLB stock                               10,053       7.25%       10,053            10,053
                                          -------                  -------           -------

Total securities held-to-maturity         $10,053       7.25%      $17,034           $17,095
                                          =======                  =======           =======

Securities available-for-sale (1,2):

  U.S. Government and agency obligations  $    --         --       $27,105           $27,105

  Certificates of deposit and
    other securities                           --         --           446               446
                                          -------                  -------           -------
Total securities available-for-sale       $    --         --       $27,551           $27,551
                                          =======                  =======           =======

--------------------------

(1)  Carrying value is fair value of securities.
(2) Annualized weighted average yield is calculated utilizing the book value of the securities prior to adjustment for unrealized gain or loss on available-for-sale and trading securities.

                                SOURCES OF FUNDS

     General. Deposits, loan repayments, borrowings, and cashflows generated from operations are the primary sources of the Bank's funds for use in lending, investing, and for other general purposes.

     Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest bearing checking, NOW checking, money market, and certificate of deposit accounts.

     The Bank's flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing, and competition. The Bank's deposits are primarily obtained from the market areas surrounding its offices. New locations, pricing, and product-packaging are used to attract new deposits. The Bank retains existing deposits through maintaining long-standing customer relationships, emphasizing customer service, developing convenience services and product enhancements. The Bank does not currently use brokers to obtain deposits. During the past fiscal year, the Bank's deposit accounts increased by 21,847 accounts or 25.8%. On December 8, 1995 the Bank acquired 8,764 accounts from Palm Beach Savings and Loan, F.S.A. as part of the acquisition of PBS Financial Corp. by the Company.

     Management considers local competition, U.S. Treasury security offerings, and internal cashflows when setting the Bank's deposit rates. The Bank has maintained a high percentage of core deposits (consisting of regular savings, money market, non-interest bearing checking, and NOW checking) which has contributed to lowering cost-of-funds. Core deposits represented 34.9% of total deposits on September 30, 1994, 26.2% of total deposits on September 30, 1995 and 25.5% of total deposits on September 30, 1996. The decrease in core deposits as a percentage of total deposits is primarily caused by an increase in certificates of deposit. During fiscal years 1995 and 1996, the Bank became more competitive in its pricing of certificates of deposit.

     The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposit presented. Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented.


                                                                              At September 30,
                                           --------------------------------------------------------------------------------------
                                                       1994                         1995                         1996
                                           ----------------------------  ---------------------------   --------------------------
                                                               Weighted                     Weighted                     Weighted
                                                    Percent     Average           Percent    Average             Percent  Average
                                                   of Total     Nominal           of Total   Nominal            of Total  Nominal
                                           Amount  Deposits      Rate    Amount   Deposits     Rate    Amount   Deposits    Rate
                                           ------  --------      ----    ------   --------     ----    ------   --------    ----
                                                                            (Dollars in thousands)
Demand accounts:
  Non-interest bearing checking           $30,512    4.25%       0.00%  $31,912    3.63%      0.00%  $  39,649      3.49%   0.00%
  NOW checking                             61,124    8.51        1.47    57,464    6.54       1.41      59,716      5.25    1.41
  Passbook and statement savings           86,972   12.11        1.92    89,967   10.24       2.56     150,433     13.24    3.62
  Money market                             71,497    9.95        2.43    50,853    5.79       2.41      39,667      3.49    2.41
                                           ------  ------               -------   -----              ---------     -----


Total                                     250,105   34.82        1.71   230,196   26.20       1.87     289,465     25.47    2.47
                                          -------  ------               -------   -----              ---------     -----

Certificate accounts by original maturity:
  7-31 days                                   587    0.08        2.97       437    0.05       4.24         672      0.06    2.83
  91 days                                   8,820    1.23        4.05     8,265    0.94       4.85       6,925      0.61    4.91
  6 months                                 51,279    7.14        3.69    44,314    5.04       5.08      39,459      3.47    4.76
  9 months                                 58,956    8.21        4.75    95,435   10.86       5.86     144,293     12.69    5.45
  9-18 months                               3,052    0.42        4.88     1,727    0.20       5.18         451      0.04    5.33
  1 year                                   87,114   12.13        3.62   126,694   14.42       5.64     171,201     15.06    5.42
  1 1/2 years                              40,040    5.57        5.21    79,983    9.10       5.73     124,665     10.97    5.92
  2 years                                  57,311    7.98        4.40    58,335    6.64       5.42      93,988      8.27    6.04
  2 1/2 years                               5,249    0.73        5.97    10,708    1.22       6.10      30,060      2.64    5.98
  3 years                                  30,147    4.20        5.72    23,984    2.73       5.52      26,921      2.37    5.78
  4 years                                   6,644    0.92        5.88     7,007    0.80       5.84       7,596      0.67    5.78
  5 years                                  79,345   11.05        6.61    92,722   10.55       6.68     101,065      8.89    6.40
  Jumbo (1)                                39,633    5.52        4.23    98,863   11.25       5.86      99,961      8.79    5.43
                                          -------  ------               -------   -----              ---------     -----


Total                                     468,177   65.18        4.77   648,474   73.80       5.80     847,257     74.53    5.61%
                                          -------  ------               -------   -----              ---------     -----


Total deposits                           $718,282  100.00%       3.70  $878,670  100.00%      4.77  $1,136,722    100.00%   4.87%
                                         ========  ======              ========  ======             ==========    ======


-------------------------
(1) Includes certificates of deposit of $50,000 and up which have negotiated rates.

     The following table presents the deposit activity of the Bank for the periods indicated:



                                            Fiscal Year Ended September 30,
                                        ---------------------------------------
                                           1994          1995          1996
                                        -----------   -----------   -----------
                                                     (In thousands)
Deposits...........................     $1,318,083     $1,597,936    $2,095,914(1)
Withdrawals........................      1,321,021      1,474,866     1,886,048
                                        ----------     ----------    ----------
Deposits greater (less) than
 withdrawals.......................         (2,938)       123,070       209,866
Interest credited on deposits......         22,762         37,318        48,186
                                        ----------     ----------    ----------
Total increase (decrease)
in deposits........................     $   19,824     $  160,388    $  258,052
                                        ==========     ==========    ==========

--------------
(1) Deposits include $103.8 million of deposits acquired in the acquisition of PBS.

     At September 30, 1996, the Bank had outstanding $99.7 million in certificate of deposit accounts of $50,000 or more which have negotiated rates ("Jumbo") maturing as follows:



                                         Balance at September 30, 1996
                                 ----------------------------------------------
                                        Origination Amount
                                 ----------------------------------
                                 $50,000-$99,999  $100,000 and over    Total
                                 ---------------  -----------------  ----------
                                                 (In thousands)
MATURING PERIOD:
One month through three months.. $        34,280  $          17,566  $   51,846
Three through six months........          12,978              7,798      20,776
Six through 12 months...........          13,272              3,915      17,187
Over 12 months..................           5,887              3,980       9,867
                                 ---------------  -----------------  ----------
 Total.......................... $        66,417  $          33,259  $   99,676
                                 ===============  =================  ==========

     The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at September 30, 1994, 1995 and 1996 and the period to maturity of these accounts from September 30, 1996:


                                           At September 30,                    Period to Maturity from September 30, 1996
                                      --------------------------        --------------------------------------------------------
                                                                        Within One    One to      Two to
                                      1994       1995       1996           Year     Two Years   Three Years  Thereafter    Total
                                      ----       ----       ----           ---      ---------   -----------  ----------    -----
                                                                          (In thousands)
Certificate accounts:
  Less than 3.00% ..........       $    486   $    326  $    833      $    833     $     --     $    --     $    --    $    833
  3.00% to 3.99%  ..........        131.554      5,184       303           301            2          --          --         303
  4.00% to 4.99%  ..........        180,505     98,532    86,471        82,084        2,073       2,314          --      86,471
  5.00% to 5.99%  ..........         83,515    266,157   595,436       427,568      128,013      19,953      19,902     595,436
  6.00% to 6.99%  ..........         35,159    224,788   131,927        68,499       40,323       5,796      17,309     131,927
  7.00% to 7.99%  ..........         27,251     49,477    32,151        14,063          159          72      17,857      32,151
  8.00% or greater..........          9,707      4,010       136            --           --          --         136         136
                                   --------   --------  --------      --------     --------     -------     -------    --------

     Total .................       $468,177   $648,474  $847,257      $593,348     $170,570     $28,135     $55,204    $847,257
                                   ========   ========  ========      ========     ========     ========    =======    ========

BORROWINGS

     From time to time, the Bank obtains advances from the FHLB-Atlanta which generally are secured by a blanket lien against the Bank's mortgage portfolio. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Atlanta will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and of the FHLB-Atlanta. As of September 30, 1996, the Bank had a total credit availability with the FHLB-Atlanta of $350.0 million. With $201.0 million currently advanced, remaining credit availability equals $149.0 million.

     The Bank executes sales of its securities under agreements to repurchase ("Reverse Repurchase Agreements"). During the fiscal year ended September 30, 1996, all of the Bank's transactions were fixed-coupon Reverse Repurchase Agreements. The dollar amount of securities underlying the agreements, which have a carrying value of $12.2 million, remained in the Bank's asset accounts. The securities underlying the agreements were book entry securities. During the period of such agreements, the securities are delivered by appropriate entry into the counter parties' balances. Securities sold under Reverse Repurchase Agreements averaged $38.0, $40.3 million and $11.9 million during the fiscal years ended September 30, 1994, 1995 and 1996, respectively. The maximum amounts outstanding at any month end under such agreements were $63.2 million and $76.9 million during 1994 and 1995 and $28.4 million during 1996. The weighted average interest rate on the Reverse Repurchase Agreements at September 30, 1996 was 5.92%.

     The following table sets forth certain information relating to the Bank's borrowings at September 30, 1994, 1995 and 1996.


                                                         At or for the Fiscal Year Ended September 30,
                                                       -------------------------------------------------
                                                             1994             1995             1996
                                                       ---------------  ---------------  ---------------
                                                                     (Dollars in thousands)
FHLB advances:
 Average balance outstanding.......................         $121,048         $141,837         $200,158
 Maximum amount outstanding at any month
  end during the period............................          172,175          171,125          226,100
 Balance outstanding at end of period..............          172,175          171,125          201,025
 Weighted average interest rate during
  the period.......................................             4.44%            6.13%            5.98%
 Weighted average interest rate at
  end of period....................................             5.22             6.28             5.88
Reverse repurchase agreements:
 Average balance outstanding.......................         $ 38,004         $ 40,321         $ 11,935
 Maximum amount outstanding at any
  month end during the period......................           63,163           76,947           28,408
 Balance outstanding at end of period..............           57,717           18,427           10,000
 Weighted average interest rate during the
  period...........................................             4.06%            5.84%            5.97%
 Weighted average interest rate at end
  of the period....................................             4.85%            6.19%            5.92%
Total borrowings:
 Average balance outstanding.......................         $159,052         $182,158         $212,093
 Maximum amount outstanding at any
  month end during the period......................          235,338          248,072          254,508
 Balance outstanding at end of period..............          229,892          189,552          211,025
 Weighted average interest rate during
  the period.......................................             4.35%            6.07%            5.98%
 Weighted average interest rate at end
  of period........................................             5.13%            6.27%            5.88%

SUBSIDIARY ACTIVITIES

     During fiscal year 1996, the Bank had three wholly-owned subsidiaries:
First Bank of Florida Mortgage Corporation ("FBMC"), formerly First Federal Mortgage Corporation, The Big First, Inc. and First Corporate Center, Inc.

     First Bank of Florida Mortgage Corporation is a wholly-owned subsidiary of the Bank which solicits and processes mortgage loans which it then sells only to the Bank. At September 30, 1996, the Bank's investment in FBMC was $362,000 and its assets were $1,469,000. FBMC's earnings were $115,000 for the fiscal year ended September 30, 1996.

     The Big First, Inc. was formed in March 1981. The primary purpose of this service corporation was the development of residential real estate. This service corporation is currently inactive.

     First Corporate Center, Inc. is a wholly-owned subsidiary of the Bank established during fiscal year 1995 to engage in maintenance and management of improved real estate. It currently manages the Reflections Office Centre owned by the Company.

PERSONNEL

     As of September 30, 1996, the Bank had 363 full-time employees and 39 part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

GENERAL

     The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency and the FDIC as the deposit insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with and otherwise comply with the rules and regulations of the OTS, and of the SEC under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

FEDERAL SAVINGS INSTITUTION REGULATION

     Business Activities. The activities of savings institutions are governed by the Home Owner's Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Corporation Act ("FDI Act"). The HOLA and the FDI Act were amended by the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA was enacted for the purpose of resolving problem savings institutions, establishing SAIF as a new thrift insurance fund, reorganizing the regulatory structure applicable to savings institutions and imposing bank-like standards on savings institutions. FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandates the establishment of a risk-based deposit insurance assessment system and requires imposition of numerous additional safety and soundness operational standards and restrictions. Both FIRREA and FDICIA contain provisions affecting numerous aspects of the operations and regulations of federally-insured savings associations and empower the OTS and the FDIC, among other agencies, to promulgate regulations implementing its provisions. The descriptions of statutory provisions and regulations applicable to savings associations set forth in this document do not purport to be complete descriptions of such statutes and regulations and their effects on the Bank. Moreover, because some of the provisions of FDICIA are still being implemented through the adoption of regulations by the various federal banking agencies, the Bank cannot yet fully assess the impact of these provision on its operations.

     The federal banking statutes as amended by FIRREA and FDICIA (1) restrict the use of brokered deposits by troubled savings institutions that are not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real estate property to 400% of capital, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval, (5) permit bank holding companies to acquire healthy savings institutions and (6) require the federal banking agencies to establish by regulation loan-to-value limitations on real estate lending. However, the Bank does have the authority under the HOLA to make certain loans or investments not exceeding the greater of the Bank's capital or 5% of its total assets on each of (i) non-conforming loans (loans in excess of the specific limitations of the HOLA) and (ii) construction loans without security for the purpose of financing what is or is expected to be residential property. To assure repayment of such loans, the Bank relies substantially on the borrower's general credit standing, personal guarantees and projected future income on the properties.

     Capital Requirements. Both OTS and FDIC have promulgated regulations setting forth capital requirements applicable to savings institutions. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital ratio (defined as the ratio of tangible capital to adjusted total assets), a 3% leverage (core capital) ratio (defined as the ratio of core capital to adjusted total assets) and an 8% risk-based capital standard as defined below. Core capital is defined as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, certain goodwill and certain mortgage servicing rights less certain intangible assets, mortgage servicing rights and investments in nonincludable subsidiaries. Tangible capital is defined in the same manner as core capital, except that all intangible assets (excluding certain mortgage servicing rights) must be deducted. Adjusted total assets is defined as GAAP total assets, minus intangible assets (except those included in core capital). The OTS regulations also require that in calculating the leverage ratio, tangible and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The Bank currently has no subsidiaries engaged in such activities.

     The OTS risk-based capital standard for savings institutions requires that total capital (which is defined as core capital and supplementary capital less reciprocal holdings of depository institution capital instruments, prescribed percentages of equity investments and that portion of land loans and non-residential construction loans in excess of 80% loan-to-value ratio minus an interest rate risk component, if any) be at least 8% of risk-weighted assets. In determining risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. Generally, zero weight is assigned to risk-free assets, such as cash and unconditionally guaranteed United States government securities. A weight of 20% is assigned to, among other things, certain obligations of United States government-sponsored agencies (such as the FNMA and the FHLMC) and certain high quality mortgage-related securities. A weight of 50% is assigned to qualifying mortgage loans and certain other mortgage-related securities, and a weight of 100% is assigned to consumer, commercial and other loans, repossessed assets and assets that are 90 days or more past due. The components of core capital are equivalent to those discussed above. The components of supplementary capital include permanent capital instruments (such as cumulative perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt), maturing capital instruments (such as mandatory convertible subordinated debt and intermediate-term preferred stock) and the allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

     On August 31, 1995, the OTS issued an interim rule providing that the amount of risk-based capital that may be required to be maintained by an institution for recourse assets cannot be greater than the total of the recourse liability. The interim rule provides that whenever the calculation of risk-based assets (including assets sold with recourse) would result in a capital charge greater than the institution's maximum recourse liability on the assets sold, instead of including the assets sold in the institution's risk-weighted assets, the institution may increase its risk-based capital by its maximum recourse liability. In addition, qualified savings associations may include in their risk-weighted assets for the purpose of capital standards and other capital measures, only the amount of retained recourse of small business obligation transfers multiplied by the appropriate risk weight percentage. The interim rule sets reserve requirements and aggregate limits for recourse held under the modified treatment. Only well-capitalized institutions and adequately capitalized institutions with OTS permission may use this reduced capital treatment.

     On August 16, 1996, the federal banking agencies jointly proposed to revise their respective risk-based capital rules relating to treatment of certain collateralized transactions. These types of transactions generally include claims held by banks (such as loans and repurchase agreements) that are collateralized by cash or securities issued by the U.S. Treasury or U.S. Government agencies. If adopted, the proposal would permit certain partially collateralized claims to qualify for the 0% risk category. To qualify for the 0% risk category, the portion of the claim that will be continuously collateralized must be specified either in terms of dollar amount or percentage of the claim. For off-balance-sheet derivative contracts, the collateralized portion of the transaction could be specified by dollar amount or percentage of the current or potential future exposure.

     FDICIA required that the OTS (and other federal banking agencies) revise risk-based capital standards with appropriate transition rules to ensure that they take account of interest rate risk. OTS rules require savings associations with greater than "normal" interest rate risk exposure to deduct an interest rate risk component from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates (except when the 3-month Treasury bond equivalent yield falls below 4%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Effective September 1, 1995, the interest rate risk rule was amended to include, in evaluating capital adequacy, an assessment of the exposure to declines in the economic value of an association's capital due to changes in interest rates.

     Under the rule, there is a three quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. Each quarter, the OTS calculates an institution's interest rate risk exposure and advises each institution of any interest rate risk capital component resulting from greater than "normal" exposure. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis.

     Based upon calculations performed by the OTS concerning the Bank, the Bank's interest rate risk exposure has been determined to be not greater than "normal" exposure as of June 30, 1996.

     On June 26, 1996, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC issued a joint agency policy statement that provides the standards that the federal banking agencies will use to evaluate the adequacy and effectiveness of an institution's interest rate risk management. The joint policy addresses fundamental elements for sound interest rate risk management, including appropriate board and senior management oversight and the need for a comprehensive risk management process that identifies, measures, monitors and controls risk. An institution with material weaknesses in its risk management process or high levels of exposure relative to its capital will be directed to take corrective action, including raising additional capital, strengthening management expertise, improving management information and measurement systems, reducing levels of exposure, or some combination of these actions, depending on the facts and circumstances of the individual institution.

     The OTS issued a Thrift Bulletin in August 1995 that describes how and under what circumstances an institution may (1) appeal its interest rate risk component by requesting an adjustment to the interest rate risk component generated by the OTS model or (2) seek approval to use its own internal interest rate risk model to calculate the interest rate risk component. The Thrift

Bulletin provides that to be eligible to seek an adjustment to the interest rate risk component, an institution must show that its interest rate risk component, as calculated by the OTS, would cause the institution to move to a lower prompt corrective action category and that the accuracy of the OTS' estimate of interest rate risk exposure can be materially improved through the use of more refined data or more appropriate assumptions tailored to the specific institution. The Thrift Bulletin also outlines the circumstances under which well-capitalized institutions may request to use their own internal interest rate risk model in place of the OTS model in calculating interest rate risk capital requirements. The internal model must meet certain OTS standards, including reasonable assumptions about future interest rates, prepayment rates for assets and attrition rates for liabilities.

     The FDICIA also required that the OTS (and other federal banking agencies) revise the risk-based capital standards with appropriate transition rules to take into account concentration of credit risks and risks of nontraditional activities. Effective January 17, 1995, the OTS (along with the other federal banking agencies) issued final regulations which explicitly identify concentration of credit risk and other risks from nontraditional activities, as well as an institution's ability to manage these risks, as important factors in assessing an institution's overall capital adequacy. These final regulations do not contain any specific mathematical formulas or capital requirements.

     At September 30, 1996, the Bank met each of its capital requirements, in each case on a fully phased-in basis. The following table sets forth the regulatory capital calculations of the Bank at September 30, 1996:



                                             Excess
                  Regulatory  Required    (Deficiency)    Actual     Required
                   Capital     Capital       Amount      Percent      Percent
                   -------     -------       ------      -------      -------
                                      (Dollars in thousands)
Tangible           $ 92,244   $22,413       $69,831        6.17%        1.50%
Leverage (Core)    $ 92,244   $44,826       $47,418        6.17%        3.00%
Risk-based         $103,668   $67,518       $36,150       12.28%        8.00%


     The FDIC capital regulations defining capital for leverage purposes and establishing minimum leverage capital ratios provides that any insured depository institution with a "Tier 1" (core) capital to total assets ratio of less than 2% will be deemed to be in an "unsafe and unsound condition" and is subject to termination of its deposit insurance by FDIC. At September 30, 1996, the Bank's core capital ratio was 6.17%.

     Prompt Corrective Regulatory Action. The FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take prompt supervisory and corrective actions against undercapitalized institutions. The scope of mandatory and permissive restrictions becomes increasingly severe as an institution's capital declines. The FDICIA established five categories that measure the capital of depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized). The FDICIA requires that the federal banking agencies, including the OTS, assign specific criteria to each of these classifications, within parameters prescribed by the FDICIA including, among others, that an institution becomes "critically undercapitalized" when the ratio of tangible equity to total assets is equal to or less than 2% of assets. The FDICIA also requires the banking regulators to review their capital standards every two years so that these standards require sufficient capital to facilitate prompt corrective action and to minimize loss to the SAIF and the Bank Insurance Fund ("BIF").

     Under the OTS prompt corrective action rules, a "well capitalized" institution generally must have a total risk-based capital ratio of 10% or more, a leverage ratio of 5% or more, and a Tier 1 risk-based capital ratio (based on the ratio of core capital to risk-weighted assets) of 6% or more, and may not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS. The Bank is a "well capitalized" institution under the definitions. An institution will be categorized as "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a leverage ratio of 4% or more, and a Tier 1 risk-based capital ratio of 4% or more. A savings institution that has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio that is less than 4% is considered "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Under the FDICIA as implemented by OTS regulations, an insured depository institution cannot make a capital distribution (broadly defined to include, among other things, dividends, redemptions and other purchases of stock), or pay management fees to any person having control of that institution if, after doing so, it would be "undercapitalized."

     Generally, a capital restoration plan must be filed with the OTS within 45 days after the date an institution receives notice that it is "undercapitalized", "significantly undercapitalized" or "critically undercapitalized." Any company having control of an undercapitalized institution must guarantee the institution's compliance with its capital restoration plan until the institution has remained adequately capitalized during each of four consecutive calendar quarters. The aggregate liability of the controlling company under its guarantee is limited to the lesser of 5% of the institution's total assets at the time the institution was notified that it was undercapitalized or the amount necessary to restore the institution to "adequate capitalization." In addition to submitting a capital restoration plan, numerous mandatory supervisory actions become immediately applicable to an "undercapitalized", "significantly undercapitalized" or "critically undercapitalized" institution, including (but not limited to) restrictions on growth of the institution's assets, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Generally, subject to a narrow exception, the FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is "critically undercapitalized."

     Insurance of Deposit Accounts. The FDIC is the federal deposit insurance administrator for both banks and savings associations. Currently, the FDIC administers separate insurance funds, the SAIF for thrifts and the BIF for banks, independently setting insurance premiums for each fund. The FDIC is authorized to adjust assessment rates. The Bank, along with all federally insured depository institutions, is required to pay premiums for this deposit insurance.

     Under the FDI Act, the FDIC is required to increase the reserves of both the BIF and the SAIF to 1.25% of total insured deposits over a reasonable period of time and thereafter to maintain these reserves at not less than this level. Under the Deposit Insurance Funds Act of 1996 ("DIFA"), which was signed into legislation on September 30, 1996, all depository institutions insured by the SAIF were required to pay a one-time special assessment (the "Special Assessment") of 65.7 basis points (subject to certain adjustments) on SAIF-insured deposits that were held at March 31, 1995 to recapitalize the SAIF. The Special Assessment is intended to bring the SAIF's reserve ratios to a level comparable to the BIF at 1.25% of total insured deposits. The Bank's pre-tax share of the Special Assessment was $6.6 million.

     The FDICIA required the FDIC to establish a risk-based assessment system for calculating each insured institution's deposit insurance premiums to take into account that institution's regulatory capital level and the level of risk associated with its activities. Under the system, for each semi-annual assessment period, an insured institution's assessment rate will be based on whether the institution is "well capitalized," "adequately capitalized" or "undercapitalized" based on criteria consistent with those established pursuant to the prompt corrective action regulations of the FDICIA. See "Prompt Corrective Regulatory Action" above. Additionally, each of these groups is divided into three "supervisory subgroups" which reflect the degree of "supervisory risk" that the institution poses to the insurance fund. Each institution is assigned to a subgroup based on the FDIC's consideration of supervisory evaluations provided by the institution's primary federal regulator, as well as other information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the insurance fund. The FDIC adopted revisions to the risk-based assessment system effective April 1, 1995 which implement a quarterly collection of assessments by means of an FDIC-originated direct debit from an account designated by the insured institution. The rules also shift to the FDIC responsibility for computing each institution assessment and establish a procedure for resolving disagreements between the FDIC and the institutions regarding assessment computations.

     For the semiannual assessment period beginning July 1, 1996, SAIF insurance premiums ranged from 0.23% to 0.31% of insured deposits, with well capitalized institutions in the highest supervisory subgroup paying 0.23% of insured deposits and undercapitalized institutions in the lowest supervisory group paying 0.31% of insured deposits. The Bank's assessment rate for the fiscal years ended September 30, 1995 and 1996 was 0.23% of insured deposits. During the fiscal year ended September 30, 1996, the Bank paid insurance premiums totaling $8.8 million, which included a one-time special assessment of $6.6 million discussed above.

     The FDIC in early December, 1996 adopted a rule that would reduce regular semi-annual SAIF assessments from the current range of 0.23% - 0.31% of deposits to a range of 0% - 0.27% of deposits. The new rates will be effective
for SAIF-assessable institutions on January 1, 1997.   From October 1, 1996
through December 31, 1996, SAIF-assessable institutions will be assessed at rates ranging from 0.18% to 0.27% of deposits, which represents the amount the FDIC calculates as necessary to cover the interest due for that period on outstanding Financing Corporation ("FICO") Bonds discussed below. Because SAIF-assessable institutions have already been assessed at current rates
(i.e., 0.23% - 0.31% of deposits) for the semi-annual period ending December 31, 1996, the FDIC will refund or credit with interest the amount collected from such institutions for the period from October 1, 1996 through December 31, 1996 which exceeds the amount due for that period under the reduced assessment
schedule.   Assuming the Bank retains its current risk classification under the
FDIC's risk-based assessment system, the deposit insurance assessments payable by the Bank will be reduced significantly to the same level currently paid by the Bank's BIF-member competitors. Effective October 1, 1996, the Bank's SAIF insurance premiums were reduced from $0.23 per $100 to $0.064 per $100 of insured deposits in January, 1997.

     DIFA prohibits adoption of an assessment rate for a SAIF member between September 30, 1996 and December 31, 1996 that is lower than the rate imposed on a BIF member that poses a comparable risk to the relevant deposit insurance fund. Therefore, if BIF assessments rise during this period, SAIF premiums may be increased. DIFA also provides that, except for institutions that are not well capitalized or exhibit financial, operational or compliance weaknesses ranging from moderately severe to unsatisfactory, the FDIC may not set semi-annual assessments at levels exceeding those required to maintain or bring the relevant deposit insurance fund up to the designated reserve ratio.

     DIFA requires federal banking agencies to take appropriate measures to prevent insured depository institutions and insured depository holding companies from facilitating or encouraging shifting from SAIF-assessable deposits to BIF-assessable deposits to avoid assessments imposed on SAIF members. These measures include enforcement actions, denial of applications, and treating the transaction as a conversion by imposing exit fees and entrance fees.

     DIFA also reduced the burden on SAIF-insured institutions in paying bonds (the "FICO Bonds") issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Prior to the enactment of DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on the FICO Bonds. Beginning with the semi-annual periods after December 31, 1996, interest due on FICO Bonds will be covered by assessments against
both SAIF and BIF insured institutions.   Between January 1, 1997 and December
31, 1999, BIF-assessable deposits will be assessed at a rate of 20% of the assessment rate applicable to SAIF-assessable deposits. After December 31, 1999 or the date that the last savings association ceases to exist, FICO assessments will be shared on a pro rata basis.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution (1) has engaged in unsafe or unsound practices, (2) is in an unsafe or unsound condition to continue operations, or
(3) has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At September 30, 1996, the Bank's regulatory capital exceeded all of the fully phased-in capital requirements.

     DIFA also provides for the merger of the SAIF and the BIF into the "Deposit Insurance Fund" on January 1, 1999 provided there are no state or federally chartered FDIC-insured savings associations existing on that date. To facilitate the merger of the BIF and SAIF, DIFA directs the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to
Congress by March 31, 1997.   Immediately prior to merger of the SAIF and the
BIF, a Special Reserve of the Deposit Insurance Fund (the "DIF Special Reserve") will be created that will consist of the excess amount in the SAIF reserve ratio over the designated reserve ratio as of that date, if any. The DIF Special Reserve would be available for emergency purposes if the reserve ratio of the Deposit Insurance Fund is less than 50% of the designated reserve ratio and the FDIC expects the reserve ratio to remain at less than 50% of the designated reserve ratio for each of the next four calendar quarters.

     If the SAIF and the BIF are not merged, DIFA provides for creation of a SAIF Special Reserve if the reserve ratio of the SAIF exceeds the designated reserve ratio. The amount by which the SAIF reserve ratio exceeds the designated reserve ratio will be deposited into the SAIF Special Reserve. Like the DIF Special Reserve, the SAIF Special Reserve would be available for emergency purposes if the reserve ratio of the SAIF is less than 50% of the designated reserve ratio and the FDIC expects the reserve ratio to remain at less than 50% of the designated reserve ratio for each of the next four calendar quarters.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limits on loans to one borrower. Generally, a savings institution's total loans and extensions of credit to a single borrower or related group of borrowers outstanding at one time and not secured by readily marketable collateral (defined to include certain securities and bullion, but generally not real estate) may not exceed 15% of the institution's unimpaired capital and surplus. An additional amount equal to 10% of unimpaired capital and surplus may be lent if the loan is fully secured by readily marketable collateral.

     A savings institution which meets its fully phased-in capital requirements may make loans to one borrower to develop domestic residential housing units up to the lesser of $30,000,000 or 30% of the savings institution's unimpaired capital and surplus (including all amounts lent under the 10% and 15% limitations described above) if certain other conditions are met.

     At September 30, 1996, the Bank's largest aggregate amount of loans to one borrower consisted of $12.0 million in lines of credit and the balance of disbursed funds totaled $7.9. At September 30, 1996, the maximum amount that the Bank was permitted by the regulations to lend to one borrower (or related group of borrowers) outstanding at any time was approximately $14.3 million.

     Real Estate Lending Standards. The OTS and the other federal banking agencies have adopted regulations that require savings institutions to adopt and annually review written real estate lending policies that reflect consideration of guidelines adopted by the federal banking agencies. The lending policies must include diversification standards, underwriting standards (including loan-to-value limits), loan administration procedures, and procedures for monitoring compliance with the policies. The guidelines adopted by the federal banking agencies include maximum loan-to-value ratios for land loans (65%), land development loans (75%), construction loans (80-85%), loans on owner-occupied, one-to four-family property, including home equity loans (no specific loan-to-value limit, but loans at or above 90% loan-to-value require private mortgage insurance or readily marketable collateral), and loans on other improved property (85%).

     The guidelines permit institutions to make loans in excess of the supervisory loan-to-value limits if such loans are supported by other credit factors. The aggregate amount of such nonconforming loans, however, should not exceed the institution's total capital, and the aggregate amount of nonconforming loans secured by real estate other than one-to four-family residential property should not exceed 30% of total capital.

     QTL Test. The Bank, like all savings associations, is required by HOLA to meet a qualified thrift lender ("QTL") test in order to, among other things, be eligible for future advances from the FHLB. Under the QTL test, as modified by FDICIA, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in 9 out of every 12 months.

     A savings association that fails the QTL test must either convert to a bank charter or be subject to prohibitions against (i) making any new investment or engaging in any new activity not permissible for both a national bank and a savings association, (ii) paying dividends not permissible under national bank regulations, (iii) obtaining new advances from any FHLB, and (iv) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, beginning three years after an association fails the QTL test, the association would be prohibited from retaining any investment or engaging in any activity not permissible for both a national bank and a savings association and would have to repay all outstanding advances from an FHLB as promptly as could be prudently done consistent with the safe and sound operation of the savings association. If an association that fails the QTL test is controlled by a holding company, then, within one year after the failure, the holding company must register as a bank holding company and will be subject to all restrictions on bank holding companies. As of September 30, 1996, the Bank maintained 75.8% of its portfolio assets in qualified thrift investments and therefore, met the QTL test.

     Limitation on Capital Distributions. OTS regulations limit savings institutions' ability to make capital distributions such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish three categories for classifying institutions, and these categories impose increasingly severe restrictions on capital distributions. An institution will be categorized based primarily upon its capital level.

     A Tier 1 Bank is an institution that has capital, both immediately prior to and after giving effect to a proposed capital distribution, that is equal to or exceeds the amount of its fully phased-in capital requirements. A Tier 1 Bank that has not been advised by the OTS that it is in need of more than normal supervision could (after giving prior notice to the OTS but without the requirement of OTS approval) make capital distributions during a calendar year up to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income for the most recent four quarters. A Tier 2 Bank is an institution that has capital, both immediately prior to and after giving effect to a proposed capital distribution, that is equal to or exceeds its minimum regulatory capital requirements but is less than the amount of its fully phased-in capital requirements. A Tier 2 Bank may make capital distributions of between 25% and 75% of its net income over the most recent four-quarter period, depending on its risk-based capital level. All distributions by a Tier 1 or Tier 2 bank in excess of those described above would require the prior approval of the OTS. A Tier 3 Bank is an institution that has capital, both immediately prior to and after giving effect to a proposed capital distribution, that is less than the amount of its minimum regulatory capital requirements. It may not make any capital distributions without the prior approval of the OTS.

     In addition, the OTS may prohibit any proposed capital distribution by any institution otherwise permitted by the regulations if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     At September 30, 1996, the Bank was a Tier 1 Bank. If the Bank's capital falls below its fully phased-in capital requirements or the OTS gives notice that the Bank is in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distributions if, after the distribution, the Bank would have (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (see "Prompt Corrective Regulatory Action" above.)

     Liquidity. OTS regulations currently require a savings institution to maintain each month an average daily balance of liquid assets (cash; certain time deposits; bankers' acceptances; specified United States Government, state or federal agency obligations; shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to at least 5% of the average daily balance of the sum of its net withdrawable deposit accounts and short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each savings institution to maintain each month an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of the sum of its net withdrawable deposit accounts and short-term borrowings during the preceding calendar month. Enforcement proceedings may be undertaken by the OTS for failure to meet these liquidity requirements. The Bank's average daily liquidity and short-term liquidity ratios at September 30, 1996 were 7.9% and 5.3%, respectively, which exceeded the then applicable requirements. The Bank has never failed to meet its liquidity requirements.

     Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund its operations. The general assessment, currently paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The assessments paid by the Bank in fiscal 1996 totaled $255,000.

     Community Reinvestment. Under the CRA, as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require all institutions to make public disclosure of their CRA performance using the ratings of "outstanding", "satisfactory", "needs to improve", or "substantial noncompliance". The Bank received an "outstanding" rating in its last CRA examination by the OTS of November, 1994.

     On May 4, 1995, the bank regulatory agencies, including the OTS, adopted new, uniform CRA regulations that provide guidance to financial institutions on their CRA obligations and the methods by which those obligations would be assessed and enforced. The regulations establish three tests applicable to the
Bank: (i) a lending test to evaluate direct lending in low-income areas and indirect lending to groups that specialize in community lending; (ii) a service test to evaluate an institution's delivery of services to such areas; and (iii) an investment test to evaluate an institution's investment in programs beneficial to such areas. The new CRA regulations became effective on July 1, 1995, but reporting requirements are not effective until January 1, 1997. Evaluation under the regulations is not mandatory until July 1, 1997. The Bank believes its current operations and policies substantially comply with the regulations, and therefore, no material changes to operations or policies are expected.

     Brokered Deposits. FDIC regulations implementing the FDICIA limitations on brokered deposits provide that well-capitalized institutions are not subject to limitations on brokered deposits. An adequately capitalized institution may not accept, renew or roll over brokered deposits unless (i) it has been granted a waiver from the FDIC of the regulation's restrictions and (ii) it does not pay an effective yield on any brokered deposit which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted from its normal market area or (b) 120 basis points of the current yield on similar maturity U.S. Treasury obligations and 130 basis points for any deposit at least half of which is uninsured for deposits accepted outside the institution's normal market area. An undercapitalized institution may not accept, renew, or rollover brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. The FDIC regulation uses the same definitions as those used in the prompt corrective action regulations (i.e. "well capitalized, "adequately capitalized," etc.) See "Prompt Corrective Regulatory Action" above. As of September 30, 1996, the Bank qualified as a "well capitalized" institution and therefore, was not subject to FDICIA limits on brokered deposits.

     Financial Management Requirements. The FDIC has promulgated regulations implementing the FDICIA financial reporting requirements. The regulations govern all insured depository institutions with assets of more than $500 million, their management and their independent auditors and establish new rules for the composition, duties and authority of such institutions' audit committees. Among other things, applicable depository institutions are required to prepare and make available to the public annual reports on their financial condition and management, including statements of management's responsibility for the financial statements, internal controls and compliance with certain federal banking laws and regulations relating to safety and soundness, and an assessment of the effectiveness of such controls, and the institution's compliance with such internal controls, laws and regulations.
The institution's independent public accountants are required to attest to, and report separately on, management assessments. The regulations also require that the annual report contain financial statements audited by an independent public accountant. Each such institution also is required to have an audit committee composed of independent directors. Audit committees of institutions with more than $3 billion in assets may engage their own independent legal counsel. The regulations also require prompt notice to the FDIC and the OTS if the institution's auditor resigns or is dismissed.

     Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with a savings institution, including the Company and its non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act

("BHC Act"). Furthermore, no savings institution may purchase the securities issued by any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, Regulation O thereunder (with certain minor variances), and the OTS's Conflicts Rule at 12 CFR 563.43. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval procedures to be followed.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Civil penalties cover a wide range of violations and actions and range up to $25,000 per day unless a finding of reckless disregard causing substantial loss to the savings institution or substantial pecuniary benefit to the offending party is made, in which case penalties may be as high as $1 million per day. Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to five years. In addition, regulators have substantial discretion to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement action ranges from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.

     Standards for Safety and Soundness. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 ("CDRI Act"), each federal banking agency was required to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. On July 10, 1995, the federal banking agencies, including the OTS, adopted a final rule establishing deadlines for submission and review of safety and soundness compliance plans and Interagency Guidelines Establishing Standards for Safety and Soundness.
The final rule and the guidelines went into effect on August 9, 1995. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and that they should take into account factors such as compensation practices at comparable institutions. In October 1996, the federal banking agencies jointly adopted asset quality and earning standards to be added to the Interagency Guidelines.

     If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days after receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions.
Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Bank's operations.

     The FDICIA, as amended by the CDRI Act, also requires the federal banking agencies to establish standards relating to asset quality and earnings. The federal banking agencies, including the OTS, issued guidelines effective October 1, 1996 relating to asset quality and earnings. Under the guidelines, a savings institution should maintain systems (commensurate with its size and the nature and scope of its operations) to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Bank's operations.

     Interstate Banking. In September 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") which became effective September 29, 1995. The Interstate Act eliminates many existing restrictions on interstate banking by authorizing interstate acquisitions of banks by bank holding companies without geographic limitations and without regard to whether such acquisitions are permissible under state law.

     Florida enacted the Florida Interstate Banking Act (the "Florida Act") which became effective May 16, 1996. The Florida Act permits acquisitions of Florida banks in existence three years or more (or all Florida bank subsidiaries in the case of Florida bank holding companies) by bank holding companies based in other states.

     Florida law has permitted interstate reciprocal acquisitions of and by Florida savings institutions since 1986. The effect of the Interstate Act and the Florida Act, which will expand the number of out-of-state bank holding companies permitted to acquire Florida banks, on the Bank cannot be predicted at this time. It is anticipated that these acts may facilitate further consolidation in the banking industry and, by permitting out-of-state banks nationwide to acquire Florida banks, may increase competition in the Bank's market.

     Branching. Pursuant to OTS regulations, a federal savings association has the authority to branch throughout the state of its home office and nationwide to the extent allowed by federal statute. Prior approval of the OTS is required to establish branches, and the OTS is required to consider the policies, condition and operation of the institution and its performance under the Community Reinvestment Act ("CAR") in approving branch applications.

     Beginning June 1, 1997, the Interstate Act will allow interstate branching in states that have not passed legislation prohibiting interstate branching. Prior to June 1, 1997, interstate branching will be possible in states that pass laws affirmatively authorizing interstate branching. In 1996, Florida enacted the Florida Interstate Branching Act (the "Branching Act") which, as contemplated by the Interstate Act, allows Florida banks to establish interstate branches through mergers with out-of-state banks. The Branching Act also permits out-of-state banks to acquire Florida banks and such out-of-state banks to operate and maintain the branches of the acquired Florida bank. Transactions contemplated by the Branching Act will be permitted beginning
June 1, 1997.

FEDERAL HOME LOAN BANK SYSTEM

     The Bank is a member of the FLAB System, which consists of 12 regional Flubs which are governed and regulated by the Federal Housing Finance Board. The FLAB provides a central credit facility primarily for member institutions. The FHLB-Atlanta makes advances to members in accordance with policies and procedures periodically established by the Federal Housing Finance Board and the Board of Directors of FHLB-Atlanta. Long-term FHLB advances may be obtained only for providing funds for residential housing finance. All advances must be fully secured by specified types of collateral. Interest rates charged for advances vary depending on maturity, the cost of funds to the FHLB-Atlanta and the purpose of the borrowing. FIRREA restricts the amount of

FHLB advances to a member institution, and in some circumstances, limits advances to institutions that do not meet the QTL test. See "Federal Savings Institution Regulation - QTL Test." At September 30, 1996, advances from the FHLB-Atlanta to the Bank totaled $201.0 million. The weighted average interest rate on those advances as of September 30, 1996 was 5.88%.

     The Bank, as a member of the FHLB-Atlanta, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid home mortgage loans, home-purchase contracts and similar obligations. The Bank was in compliance with this requirement with an investment in FHLB-Atlanta stock at September 30, 1996 of $10.1 million.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 1994, 1995 and 1996, dividends from the FHLB-Atlanta to the Bank amounted to $405,000, $549,000 and $741,000, respectively. If dividends were reduced or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB-Atlanta stock held by the Bank.

FEDERAL RESERVE SYSTEM

     Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against certain of their transaction accounts (primarily NOW and regular checking accounts). Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $52.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3% of the amount of transaction accounts; for accounts greater than $52.0 million, the reserve requirement is $1,560,000 plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) of the amount of transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. At September 30, 1996, the Bank was in compliance with the foregoing requirements. The FRB has authority to impose, in specified circumstances, emergency and supplemental reserves in excess of the percentage limitations otherwise prescribed. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.
Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

     In addition, Federal Reserve Board regulations limit the periods within which depository institutions must provide availability for, and pay interest on, deposits to transaction accounts. Depository institutions are required to disclose their check holding policies and all changes to those policies in writing to customers.

HOLDING COMPANY REGULATION

     The Company is a unitary savings and loan holding company within the meaning of the HOLA, as amended. As such, the Company is required to register with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

     The HOLA prohibits a savings and loan holding company, directly or indirectly or through one or more subsidiaries or through one or more transactions, from (1) acquiring either control of or substantially all of the assets of another savings institution or holding company thereof without prior written approval of the OTS; (2) acquiring or retaining, with certain exceptions, 5% or more of the voting stock of a nonsubsidiary savings institution, a nonsubsidiary holding company or a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or (3) acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the holding company and savings institution involved, the effect of the acquisition on the savings institution to be acquired, the risk of the acquisition to the insurance funds, the convenience and needs of the community, and competitive factors.

     As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. See "Federal Savings Institution Regulation-QTL Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company ("BHC") Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, unless: (i) the acquiring company or savings association of such company is authorized to acquire control of an institution in the additional state pursuant to the emergency acquisition provisions of the FDI Act, (ii) the acquiring company controls a savings association subsidiary which operated a home or branch office in the additional state as of March 5, 1987 or (iii) the statutes of the state of the target savings institution specifically permit such acquisitions. Although the conditions imposed upon acquisitions in those states which have enacted such legislation vary, most such statutes are of the "regional reciprocity" type which require both that the acquiring holding company be located (as defined by the location of its subsidiary savings institutions) in a state within a defined geographic region and that the state in which the acquiring holding company is located has enacted reciprocal legislation allowing savings institutions in the target state to purchase savings institutions in the acquiror's home state on terms no more restrictive than those imposed by the target state on the acquiror. Some states authorize acquisition by out-of-state holding companies only in supervisory cases, and certain states do not authorize interstate acquisitions under any circumstances. See "Interstate Banking."

     Federal law generally provides that no "person" acting directly or indirectly or through or in concert with one or more other persons, may acquire "control" as that term is defined in OTS regulations of a federally-insured savings institution without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition;
(ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors or (iii) the competence, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

     In addition, federal regulations governing conversions of mutual savings institutions to the stock form of organization prohibit the direct or indirect acquisition without prior OTS approval of more than 10% of any equity security of a savings institution within three years after the savings institution's conversion to stock form. This limitation applied to acquisitions of the stock of the Company until September 29, 1996. Such an acquisition may be disapproved if it is found, among other things, that the proposed acquisition
(a) would frustrate the purposes of the provisions of the regulations regarding conversions; (b) would be manipulative or deceptive; (c) would subvert the fairness of the conversion; (d) would be likely to result in injury to the savings institution; (e) would not be consistent with economical home financing; (f) would otherwise violate law or regulation; or (g) would not contribute to the prudent deployment of the savings institution's conversion proceeds.

     In August of 1994, the OTS approved final regulations to implement provisions of FIRREA which ease restrictions on mergers and combinations involving federal stock associations. The regulations expressly authorize federal stock associations to combine or merge with FDIC-insured depository institutions, as well as to combine or merge with federal associations and depository institutions that are not insured by the FDIC. The final regulations also authorize federal stock savings associations to convert to state or national banks. In addition, the final regulations ease application requirements by allowing well-managed, well-capitalized federal thrifts to simply notify the OTS of their intent to change charters. OTS approval of a merger or conversion application would still be required for (1) thrifts with a CAMEL supervisory rating of 3, 4, or 5, (2) thrifts with a less than satisfactory CRA rating, or (3) thrifts that do not meet their capital requirements.

FEDERAL SECURITIES LAWS

     The Company's Common Stock is registered with the Securities and Exchange Commission. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.
The registration under the Securities Act of shares of the Common Stock issued in the Conversion does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act. Provided the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) is able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including the method of the Bank's addition to its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank was last audited by the Internal Revenue Service for the tax year ending September 30, 1992.

     Bad Debt Reserves. For tax years beginning before January 1, 1996, savings institutions such as the Bank which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. A qualifying savings institution, such as the Bank, may elect annually, and is not bound by such election in any subsequent year, one of the following two methods for computing additions to its bad debt reserves for losses on "qualifying real property loans" (generally loans secured by interests in improved real property): (i) the experience method, or (ii) the percentage of taxable income method. Additions to the reserve for losses on non-qualifying loans, however, must be computed under the experience method and reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. Under the percentage of taxable income method, the bad debt deduction equals 8% of the taxable income of the Bank, determined without regard to that deduction and with certain adjustments.

     A qualifying savings institution that is a member of a group of affiliated corporations that files consolidated income tax returns for federal income tax purposes is required under current Treasury Department Regulations to reduce its taxable income for purposes of calculating its bad debt deduction under the percentage of taxable income method for losses that are attributable to other savings institution members of the consolidated group and to "functionally-related" activities of non-savings institution members of the group. There are presently no other savings institution members of the Bank's consolidated group. The Bank has not been required to reduce its taxable income for such purposes on account of functionally-related activities of non-savings institution members of the group as a result of the Treasury Department Regulations.

     The amount of the addition to the reserve for losses on qualifying real property loans under the percentage of taxable income method cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year. The Bank's balance for its reserve for losses on qualifying real property loans was approximately $20.6 million at September 30, 1996. Also, if the qualifying thrift uses the percentage of taxable income method, then the qualifying thrift's aggregate addition to its reserve for losses on qualifying real property loans cannot, when added to the addition to the reserve for losses on nonqualifying loans, exceed the amount by which (i) 12% of the amount that the total deposits or withdrawable accounts of depositors of the qualifying thrift at the close of the taxable year exceeded (ii) the sum of the qualifying thrift's surplus, undivided profits and reserves at the beginning of such year. For the year ended September 30, 1996, the 12% of the Bank's deposits and withdrawable accounts, less its surplus, undivided profits and reserves, exceeds by approximately $38.9 million the balance of its reserve for losses on qualifying real property loans.

     In August 1996, Congress passed legislation which repeals the Bank's present method of accounting for bad debts for federal income tax purposes. As discussed in Note 12 to the consolidated financial statements, the Bank currently uses the percentage of taxable income method to determine its bad debt deduction in the computation of its taxable income. Under the new legislation, the Bank will be required to use the specific charge-off method, which may result in a different deduction for bad debts in determining taxable income than as presently computed under its current method. Additionally, the Bank will be required to recapture its post-1987 additions to its bad debt reserves. Because the Bank has provided deferred taxes for the income tax bad debt reserves established after 1987, management does not anticipate any additional income tax liability related to the recapture. The new legislation is effective for taxable years beginning after December 31, 1995.

     Distributions. To the extent that (i) the Bank's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under the experience method and (ii) the Bank makes "nondividend distributions" to the Company that are considered to result in distributions from the excess bad debt reserve or the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserves. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserves and deducted for federal income tax purposes would create a tax liability for the Bank.

     The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if certain portions of the Bank's accumulated bad debt reserve are used for any purpose other than to absorb qualified bad debt losses, such as for the payment of dividends or other distributions with respect to the Bank's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     Corporate Alternative Minimum Tax. Corporations, including qualifying savings institutions such as the Bank, generally are subject to the alternative minimum tax, to the extent that the amount of such tax exceeds the amount of the corporation's regular income tax. The Internal Revenue Code imposes this tax at the rate of 20% on the corporation's AMTI, which is, regular taxable income with certain adjustments plus tax preference items, less any available exemption. Tax preference items for these purposes include, among other items
(i) the excess of a savings institution's deduction for an addition to its reserve for bad debts over the amount that would have been allowable if such deduction had been computed under the experience method, and (ii) interest on certain tax-exempt bonds issued after August 7, 1986. AMTI can be offset by only 90% of net operating loss carryovers. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT. The Bank was subject to an environmental tax liability for the tax year ended September 30, 1994, which was not material.

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations, except that if the Company and the Bank own more than 20% of the stock of a corporation distributing a dividend 80% of any dividends received may be deducted.

     Proposed Federal Tax Legislation. Under proposals announced by the President, the dividends-received deduction in circumstances in which the Bank owns 20% or less of the stock of a corporation would be reduced from 70% to 50%.

     Florida Taxation. The Bank files Florida income tax returns. For Florida income tax purposes, savings institutions are presently taxed at a rate equal to 5.5% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on State and municipal obligations). The Florida tax may be reduced by a credit of up to 65% of the tax due as a result of certain intangible taxes paid. The tax is deductible by the Bank in determining its federal income tax liability. The Bank is not currently under audit with respect to its Florida income tax returns.

IMPACT OF NEW ACCOUNTING STANDARDS

     In November 1995, FASB issued "A Guide to Implementation of SFAS No. 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" ("SFAS 115 Q&A Guide"). SFAS 115 Q&A Guide includes a one-time opportunity for entities which had previously adopted the provisions of SFAS 115 to reconsider their ability and intent to hold securities to maturity and such entities would be allowed to transfer securities from the held-to-maturity category to available-for-sale without calling into question the intent to hold securities to maturity. Management evaluated the impact of the SFAS 115 Q&A Guide on the investment portfolio. SFAS 115 Q&A Guide required that any one-time reclassifications must occur between November 15, 1995 and December 31, 1995. In November 1995, the Bank reclassified $10.5 million of municipal securities and $20.0 million of U.S. Treasury notes from held-to-maturity to available-for-sale. Of the reclassified amounts, $15.6 million were sold during the fiscal year, and the Bank recorded net gains of $811,000.

     In May 1995, FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Statement, which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," requires that an entity with mortgage banking operations recognize as separate assets rights to service mortgage loans for others. An entity that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values if it is practicable to estimate fair value. SFAS No. 122 applies prospectively in fiscal years beginning after December 15, 1995 to sales of mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of this Statement. SFAS No. 122, when adopted, is not expected to have a material effect on the Company's consolidated financial statements.

     In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement requires certain disclosures about stock-based employee compensation arrangements, regardless of the method used to account for them, and defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for stock based compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value method of accounting defined in this Statement had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The disclosure requirements of this Statement are effective for financial statements for fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Management is in the process of considering the alternatives presented in SFAS No. 123.

     IMPACT OF NEW LEGISLATIVE ISSUES - On September 30, 1996, Congress passed and the President signed the Deposit Insurance Funds Act of 1996 which mandated that all depository institutions that are insured by the SAIF pay a one-time special assessment of 65.7 basis points (subject to certain adjustments) on SAIF-insured deposits that were held at March 31, 1995 by November 27, 1996 to recapitalize the SAIF portion of the FDIC fund. The assessment is intended to bring the SAIF's reserve ratios to a comparable level of the Bank Insurance Fund at 1.25% of total insured deposits. In connection with the recapitalization, the FDIC also lowered SAIF premiums from $0.23 per $100 to $0.064 per $100 of insured deposits in January 1997. The Bank's pre-tax share of this special assessment totals $6.6 million and is included in the consolidated financial statements at September 30, 1996.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company and the Bank are located and conduct their business at the Bank's main office located at 215 South Olive Avenue, West Palm Beach, Florida.

     The following table sets forth certain information regarding the Company's properties:

                                                       NET BOOK
                              DATE       DATE          VALUE AT      LEASED
                            LEASED OR    LEASE       SEPTEMBER 30,     OR
LOCATION                    ACQUIRED    EXPIRES          1996        OWNED
--------                    ---------   -------      -------------   ------
                                                       (DOLLARS
                                                     IN THOUSANDS)
MAIN OFFICE:
215 S. Olive Avenue
West Palm Beach, FL 33401     1996       1997           $   0        Leased

BRANCH OFFICES:
Southern Boulevard
301 Southern Boulevard
West Palm Beach, FL 33405     1959                        285        Owned

Westward
2701 Okeechobee Boulevard
West Palm Beach, FL 33409     1960                        583        Owned

Lake Park
500 Federal Highway
Lake Park, FL 33403           1962                        277        Owned

Delray East
95 N.E. 5th Avenue
Delray Beach, FL 33483        1971                        510        Owned

Boca East
2400 Federal Highway
Boca Raton, FL  33431         1973                        397        Owned

Boynton
280 N. Congress Avenue
Boynton Beach, FL  33426      1973       1998               0        Leased

Lake Worth
531 Lucerne Avenue
Lake Worth, FL 33460          1974                        431        Owned

Palm Beach Galleria
165 Bradley Place
Palm Beach, FL  33480         1980       1998              30        Leased

Palm Springs
2950 10th Avenue North
Lake Worth, FL 33461          1993                        644        Owned

Boca West
9033 Glades Road
Boca Raton, FL 33434          1981                      1,217        Owned



                                                       NET BOOK
                              DATE       DATE          VALUE AT      LEASED
                            LEASED OR    LEASE       SEPTEMBER 30,     OR
LOCATION                    ACQUIRED    EXPIRES          1996        OWNED
--------                    ---------   -------      -------------   ------
                                                       (DOLLARS
                                                     IN THOUSANDS)
Delray West
4920 West Atlantic Avenue
Delray Beach, FL 33445        1981       2006               0        Leased

Stuart
2285 S.E. Federal Highway
Stuart, FL 33494              1982       1999              14        Leased

Golden Lakes
1950 Golden Lakes Boulevard
West Palm Beach, FL 33411     1984                        296        Owned

Jupiter
4050 U.S. Highway One
Jupiter, FL 33477             1986       1998               2        Leased

Gardens
3101 PGA Boulevard
Palm Beach Gardens, FL 33477  1988       1998              93        Leased

Boynton Lakes
4770 North Congress Avenue
Lantana, FL  33462            1994       1999              85        Leased

Wellington
13841 Wellington Trace
West Palm Beach, FL  33414    1994       1999              75        Leased

Royal Palm Beach
1135 Royal Palm Beach Boulevard
Royal Palm Beach, FL  33411   1994       1999             103        Leased

Stuart Square
2160 S.E. Federal Highway
Stuart, FL 34994              1994       1999              55        Leased

Aberdeen Square
4956-22/23 LeChalet Boulevard
Boynton Beach, FL 33436       1994       1997              62        Leased

Boca Polo
5030-F8 Champion Boulevard
Boca Raton, FL 33496          1994       1997               0        Leased



                                                       NET BOOK
                              DATE       DATE          VALUE AT      LEASED
                            LEASED OR    LEASE       SEPTEMBER 30,     OR
LOCATION                    ACQUIRED    EXPIRES          1996        OWNED
--------                    ---------   -------      -------------   ------
                                                       (DOLLARS
                                                     IN THOUSANDS)
Pinewood Square
6338-52/53 Lantana Road
Lake Worth, FL  33461         1994       1997              87        Leased

Boca Gardens
7050-29 West Palmetto Park
Road
Boca Raton, FL  33433         1995       1998             156        Leased

Coral Creek
6572 N. State Road 7, Bay #9
Coconut Creek, FL  33073      1995       1998             135        Leased

Lakeview Center
1430 Coral Ridge Drive,
Bay A2
Coral Springs, FL 33071       1996       2001              51        Leased

Okeechobee
5405 Okeechobee Boulevard
West Palm Beach, FL 33417     1995       2000               0        Leased

Lake Worth West
3979 Jog Road
Lake Worth, FL 33467          1995       1999               0        Leased

Downtown West Palm Beach
301 Clematis Street
West Palm Beach, FL 33401     1995       2000              44        Leased

Westchester East (A)
7805-A S.W. 40th Street
Miami, FL 33165               1995       2000              86        Leased

Lake Worth (A)
4481-A Lake Worth Road
Lake Worth, FL 33461          1995       2000              94        Leased

Pembroke Pines (A)
17171-A Pines Boulevard
Pembroke Pines, FL 33027      1995       2000              84        Leased

Sunrise (A)
9919-A West Oakland Park
Blvd.
Sunrise, FL 33351             1995       2000             112        Leased

Ft. Myers South (A)
16970-A San Carlos Blvd.
Ft. Myers, FL 33908           1995       2000              40        Leased




                                                       NET BOOK
                              DATE       DATE          VALUE AT      LEASED
                            LEASED OR    LEASE       SEPTEMBER 30,     OR
LOCATION                    ACQUIRED    EXPIRES          1996        OWNED
--------                    ---------   -------      -------------   ------
                                                       (DOLLARS
                                                     IN THOUSANDS)
Bonita Springs
26831-A South Tamiami Trail
Bonita Springs, FL 34134      1996       2001              0         Leased

Sawgrass Hub
3495 Hiatus Road
Sunrise, FL 33351             1996       1999              2         Leased

Tamarac
7100-A N. University Drive
Tamarac, FL 33319             1996       2001             28         Leased

Coral Springs
2201-A University Drive
Coral Springs, FL 33065       1996       2001             93         Leased


LOAN ORIGINATION OFFICES:

Wellington
Unit 10-C, 12773
West Forest Hill Blvd., 102A
Wellington, FL  33414         1993       1997              0         Leased

Broward
10100 West Sample Road
Suite 312
Coral Springs, FL 33065       1996       1997              0         Leased



                                                       NET BOOK
                              DATE       DATE          VALUE AT      LEASED
                            LEASED OR    LEASE       SEPTEMBER 30,     OR
LOCATION                    ACQUIRED    EXPIRES          1996        OWNED
--------                    ---------   -------      -------------   ------
                                                       (DOLLARS
                                                     IN THOUSANDS)
OPERATIONS CENTER:

2206 Mercer Avenue
West Palm Beach, FL 33401     1984                       1,300        Owned

LOTS:

Clear Lake Property
S.E. Corner of First Street
and Australian Avenue
West Palm Beach, FL 33401     1979                      1,799        Owned

OFFICE BUILDING:

Reflections Office Centre
400 and 450 Australian Avenue
West Palm Beach, FL           1994                      9,117        Owned

STORAGE WAREHOUSES:

1638 Latham Road and
2730 Rocky Drive
West Palm Beach, FL           1984       1996               0        Leased
                                                      -------

      Total Net Book Value                            $18,387
                                                      =======

Item 3.  Legal Proceedings.

         Neither the Company nor its subsidiaries are involved in any pending legal proceedings other than routine legal matters occurring in the ordinary course of business which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                   PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

Stock Price Information

         First Palm Beach Bancorp, Inc.'s common stock is traded on the NASDAQ National Market System under the symbol "FFPB." Newspaper stock tables list the Company as First Palm (FstPalm). The common stock began trading on September 29, 1993. As of November 25, 1996 there were 5,069,097 shares of common stock outstanding and 745 stockholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms or banks. The following table sets forth the high and low closing trade prices per common share for the periods indicated as reported by NASDAQ.


                                          Cash Dividends
                                          --------------                                Closing Prices
                                            Declared                              ----------------------
Quarter Ended                               Per Share                             High               Low
-------------                               ---------                             ----               ---
December 31, 1994                              $0.05                            18 5/16              14
March 31, 1995                                 $0.05                            20 1/8               17 5/8
June 30, 1995                                  $0.05                            23 1/8               17 3/8
September 30, 1995                             $0.05                            24 7/8               21 1/8
December 31, 1995                              $0.10                            24 1/4               21 1/8
March 31, 1996                                 $0.10                            23 3/8               21
June 30, 1996                                  $0.10                            23 3/8               21 1/8
September 30, 1996                             $0.10                            23 3/8               19 15/16

                       Item 6 - Selected Financial Data

                             SELECTED FINANCIAL DATA


                                                                          At September 30,
                                                      --------------------------------------------------------
                                                        1992       1993        1994        1995        1996
                                                      ---------  ---------  ----------  ----------  ----------
                                                                           (In thousands)

SELECTED FINANCIAL CONDITION DATA:
  Total assets......................................  $ 815,571  $ 856,307  $1,076,583  $1,208,845  $1,490,020
  Loans receivable, net.............................    444,965    429,104     576,731     825,024   1,007,881
  Cash and cash equivalents.........................     59,286     14,924      19,145      25,132     161,413
  Securities held-to-maturity, available-for-sale
   and trading securities...........................     82,142     96,768     117,122      80,941      34,532
  Mortgage-backed and related securities held-to-
   maturity and available-for-sale..................    194,788    284,012     324,044     238,442     232,273
  Deposits..........................................    723,881    698,458     718,282     878,670   1,136,722
  Borrowed funds....................................     17,469     26,325     229,892     189,552     211,025
  Stockholders' equity..............................     50,983    102,330     100,462     104,611     105,425



                                                                 For the Years Ended September 30,
                                                      --------------------------------------------------------
                                                        1992       1993        1994        1995        1996
                                                      ---------  ---------  ----------  ----------  ----------
                                                                           (In thousands)

SELECTED OPERATING DATA:
  Interest income...................................  $  61,906  $  50,580  $   57,874  $   80,964  $  103,532
  Interest expense..................................     37,764     28,783      30,049      48,900      61,300
                                                      ---------  ---------  ----------  ----------  ----------
  Net interest income...............................     24,142     21,797      27,825      32,064      42,232
  Less provision for loan losses....................      1,675        149         135         261      15,704
                                                      ---------  ---------  ----------  ----------  ----------
  Net interest income after provision for loan
   losses...........................................     22,467     21,648      27,690      31,803      26,528
                                                      ---------  ---------  ----------  ----------  ----------
  Other income:

    Servicing income and other fees.................      3,264      2,956       2,597       2,576       3,206
    Net gain (loss) on sale of securities
     available-for-sale, mortgage-backed and related
     securities available-for-sale, trading
     securities and loans...........................      3,035        922         424      (1,660)      4,516
    Net gain on sale of property....................     --         --          --             975         460
    Gain on sale of servicing.......................     --         --          --           1,008         412
    Equity in net income (loss) of real estate
     ventures.......................................        964        716         294      --          --
    Miscellaneous...................................      2,011      1,181       1,122       1,131       1,475
                                                      ---------  ---------  ----------  ----------  ----------
        Total other income..........................      9,274      5,775       4,437       4,030      10,069
                                                      ---------  ---------  ----------  ----------  ----------
  Other expenses:
    Employee compensation and benefits..............      9,928     10,583      13,900      13,849      15,905
    Early retirement plan...........................     --         --          --           2,361      --
    Occupancy and equipment.........................      3,699      3,905       4,223       4,259       4,830
    Federal deposit insurance premiums..............      1,561      1,428       1,582       1,799       8,848
    Provision for losses and net losses on sale of
     real estate owned..............................        184        192        (410)         74         451
    Advertising and promotion.......................        650        683         801         679         663
    Miscellaneous...................................      3,128      2,818       2,730       3,588       4,905
                                                      ---------  ---------  ----------  ----------  ----------
        Total other expenses........................     19,150     19,609      22,826      26,609      35,602
  Income before provision for income taxes and
   cumulative effect of change in accounting
   principle........................................     12.591      7,814       9,301       9,224         995
  Provision for income taxes........................      5,066      3,019       3,502       3,578         446
                                                      ---------  ---------  ----------  ----------  ----------
  Income before cumulative effect of change in
   accounting principle.............................      7,525      4,795       5,799       5,646         549
  Cumulative effect of change in accounting for
   income taxes.....................................     --            422      --          --          --
                                                      ---------  ---------  ----------  ----------  ----------
  Net income........................................  $   7,525  $   5,217  $    5,799  $    5,646  $      549
                                                      =========  =========  ==========  ==========  ==========

                    SELECTED FINANCIAL RATIOS AND OTHER DATA


                                                              At or For the Years Ended September 30,
                                                     ----------------------------------------------------------
                                                        1992        1993        1994        1995        1996
                                                     ----------  ----------  ----------  ----------  ----------
                                                                       (Dollars in thousands)
PERFORMANCE RATIOS:
  Return on average assets (4).....................       0.93%       0.64%       0.60%       0.48%       0.04%
  Return on average stockholders' equity (4).......      16.19        9.73        5.61        5.50        0.49
  Average stockholders' equity to average assets...       5.76        6.54       10.62        8.74        8.06
  Stockholders' equity to total assets.............       6.25       11.95        9.33        8.65        7.08
  Interest rate spread.............................       2.78        2.42        2.46        2.32        2.73
  Net interest margin (1)..........................       3.17        2.78        2.97        2.83        3.18
  Average interest-earning assets to average
   interest-bearing liabilities....................       1.08x       1.10x       1.16x       1.12x       1.10x
  Operating expenses to average assets (4).........       2.37%       2.39%       2.35%       2.27%       2.56%
  Net interest income to operating expenses (4)....       1.26x       1.11x       1.22x       1.21x       1.19x

ASSET QUALITY RATIOS:
  Non-performing loans to total loans (2)..........       0.71%       0.58%       0.30%       0.21%       1.20%
  Non-performing assets to total assets (3)........       0.99        0.48        0.23        0.23        1.08
  Allowance for loan losses to non-performing
   loans...........................................      69.84       70.43      101.29      118.91       92.40
  Allowance for loan losses to non-performing
   assets..........................................      28.78       46.21       79.51       78.90       73.82
  Allowance for loan losses to total loans
   receivable-net..................................       0.52        0.44        0.34        0.26        1.18

OTHER DATA:
  Loan originations................................  $  92,153   $ 161,353   $ 271,913   $ 364,203   $ 539,599
  Number of deposit accounts.......................     78,343      74,913      77,167      84,670     106,517
  Full service facilities..........................         16          16          20          23          33

--------------------------
(1) Calculation is based upon net interest before provision for loan losses divided by average interest-earning assets.

(2) Non-performing loans consist of loans 90 days or more delinquent.

(3) Non-performing assets consist solely of non-performing loans, real estate owned and repossessed automobiles.

(4) Ratios for fiscal year ended September 30, 1996 include a one-time special assessment paid by all financial institutions insured by SAIF. The Bank's pre-tax assessment was $6.6 million.

                  Item 7 - Management's Discussion Analysis

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES.

--------------------------------------------------------------------------------

GENERAL

    First Palm Beach Bancorp, Inc. (the "Company") was organized in May 1993 as the holding company for First Bank of Florida (the "Bank"), formerly First Federal Savings and Loan Association of the Palm Beaches. On September 29, 1993, the Company issued and sold in its initial public offering 5,284,775 shares of common stock, $.01 par value, (the "Common Stock") at $10.00 per share and used 50% of the net proceeds of this public offering to acquire the Bank as part of the Bank's conversion from a mutual to a federally-chartered stock savings association (the "Conversion"). The Bank's Recognition and Retention Plans (the "RRPs") purchased 211,600 shares at $10 per share making the total shares outstanding equal to 5,496,375 as of September 30, 1993.

    On December 8, 1995 (the "Effective Date"), the Company completed the acquisition of PBS Financial Corp. ("PBS") by means of the merger (the "Merger") of PBS with and into the Company, pursuant to an Agreement and Plan of Merger between the Company and PBS dated as of May 31, 1995 (the "Agreement"). Concurrently with the Merger, Palm Beach Savings and Loan, F.S.A. ("Palm Beach Savings"), the savings and loan subsidiary of PBS, merged with and into the Bank in accordance with the Plan of Merger and Combination dated May 31, 1995 between Palm Beach Savings and the Bank. In conjunction with and as a part of the Merger, each of the 283,700 shares of PBS Class A common stock issued and outstanding and 419,300 shares of PBS Class B common stock issued and outstanding as of the Effective Date was converted into (i) .426 of a share of the Company's Common Stock and (ii) a cash payment of $0.75 per share of PBS common stock. Based on an aggregate of 703,000 shares of PBS Class A and Class B common stock issued and outstanding, the Company issued in the aggregate 299,478 shares of the Company's Common Stock and made $527,250 in cash payments. Also in conjunction with the Merger, the Company paid $88,544 in exchange for all outstanding PBS options and $459,536 in exchange for all outstanding PBS warrants.

    During the fiscal year ended September 30, 1996, the Company repurchased 345,853 shares of Common Stock at an average price of $22.10 per share. In addition, employees and directors of the Bank exercised options to purchase 6,408 shares at $10 per share. At September 30, 1996, 5,093,096 shares of Common Stock were outstanding. The Board of Directors has authorized the repurchase of up to 509,310 shares of the Company's Common Stock during the fiscal year ending September 30, 1997.

    The Company's consolidated results of operations are substantially the same as those of the Bank. The Bank's revenues are derived principally from interest on loans, mortgage-backed securities and investments, and its major expense is interest paid on deposits and borrowings. The Bank's results of operations depend primarily on the level of net interest income, which is the difference between interest earned on its loan and investment portfolios and interest paid on its deposits and borrowings. Net interest income is impacted by the provision for loan losses. The Bank's operating expenses principally consist of employee compensation, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. In particular, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") significantly changed the regulation of all savings associations, including the Bank. Further changes in regulation have come into effect more recently pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The Bank is a member of the Federal Home Loan Bank (the "FHLB") system and its deposits are insured to the applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") through the Savings Association Insurance Fund ("SAIF"). The Bank is subject to regulation by its chartering agency, the Office of Thrift Supervision (the "OTS"), and the FDIC as its insurer. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 which mandated that all financial institutions insured by the SAIF pay a one-time special assessment in an amount equal to 65.7 basis points on SAIF-insured deposits that were held at March 31, 1995. The Bank recorded a pre-tax expense of $6.6 million for the one-time special assessment on September 30, 1996. The after-tax effect of the assessment was $4.0 million.


MANAGEMENT STRATEGY

    The mission of the Bank is to provide a profitable return to stockholders through a commitment to excellence and the sale and delivery of quality financial products and services to its customers. The Bank strives to be a recognized leader in providing retail banking services to the community.

    The Bank seeks to fulfill its mission and accomplish its goals by pursuing the following strategies: (i) emphasizing lending in the one- to four-family residential mortgage market; (ii) managing interest rate risk; (iii) managing deposit pricing and asset growth; (iv) emphasizing consumer lending; (v) maintaining asset quality; and (vi) expanding its franchise by branching into new geographic markets. Management intends to continue to employ these strategies.

    EMPHASIZING LENDING IN THE ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE MARKET. The Bank has emphasized, and plans to continue to emphasize, making traditional one- to four-family residential mortgage loans in its primary market areas of Palm Beach, Martin, and Broward Counties, Florida. The Bank intends to expand marketing efforts for lending in Lee and Dade Counties during fiscal year 1997. The Bank originated $126.0 million, $135.9 million and $192.5 million in one- to four-family residential mortgage loans in fiscal 1994, 1995 and 1996, respectively. One- to four-family residential mortgage loans totaling $652.6 million constituted 60.9% of the Bank's total loan portfolio at September 30, 1996. In fiscal year 1994, the Bank instituted a wholesale lending function to acquire first mortgage loans from wholesale originators in Palm Beach, Martin and Broward Counties. Wholesale lending was expanded during fiscal years 1995 and 1996 and enhanced the loan production efforts of the Bank with no material effect on operating expenses. Prior to commitment, these loans are reviewed for compliance with the Bank's normal underwriting guidelines. These efforts have caused one- to four-family residential mortgage loans to increase to $652.6 million at September 30, 1996 from $587.6 million at September 30, 1995. In addition, the Bank's construction lending, which is primarily one-to-four family residences, increased to $130.5 million at September 30, 1996 from $101.5 million at September 30, 1995.

    MANAGING INTEREST RATE RISK. Interest rate risk is the sensitivity of an institution's earnings and net asset values to fluctuations in interest rates. The Bank monitors its interest rate risk through its Asset/Liability Committee which meets monthly and reports the results of the monitoring to the Board of Directors quarterly. The Bank's policy is to seek to maintain a balance between interest-earning assets and interest-bearing liabilities so that its cumulative one-year gap ratio is within the range which the Asset/Liability Committee considers conducive to maintaining profitability without incurring undue risk.

    One of the ways the Bank manages its exposure to interest rate risk is through originating and retaining adjustable rate mortgage ("ARM") loans. At September 30, 1996, 53% of the Bank's one-to four-family residential mortgage loans were in one-, three- and five-year ARM loans. Another 12% were ARM loans which first adjust in seven or ten years and become one-year ARM loans after the initial adjustment. Management has concluded that although investment in ARM loans may reduce short-term earnings below that which may be obtainable through investment in fixed-rate mortgage loans, an ARM loan portfolio reduces the Bank's exposure to adverse interest rate fluctuations, and enhances longer term profitability. While the Bank has been able to originate significant quantities of ARM loans in the past, there is no assurance that ARM loans meeting the Bank's underwriting standards will be available in the future to continue to allow the Bank to manage interest rate risk in this manner.

    During fiscal 1995 and fiscal 1996, the Bank's policy was to retain in portfolio sufficient quantities of its originated fixed-rate residential mortgage loans to maintain outstanding fixed rate loans at approximately 25% to 35% of total mortgage loans. If interest rates were to rise, the value of fixed rate loans could decline substantially.

    Through its held-to-maturity, available-for-sale and trading securities, and mortgage-backed and related securities, the Bank has invested primarily in securities with less interest rate risk, particularly through the investment in short-term repricing instruments such as short-term U.S. Treasury securities, floating rate collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs") with an average life of ten years or less and fixed rate CMOs and REMICs with short average lives. The average life of the CMOs and REMICs vary with fluctuations in interest rates and prepayments. At September 30, 1996, the Bank's securities held-to-maturity and available-for-sale consisted of $10.4 million of fixed rate securities and $24.1 million of adjustable rate securities. At September 30, 1996, the Association's mortgage-backed and related securities held-to-maturity and available-for-sale consisted of $129.4 million with a fixed-rate and $102.9 million with an adjustable rate. This distribution of securities is consistent with the objective of controlling asset interest rate risk to better match liability repricing through adjustable rates or shorter terms to maturity or average life.

    MANAGING DEPOSIT PRICING AND ASSET GROWTH. The Bank manages its deposit accounts and certificates of deposit pricing based on current interest rate trends in both the U.S. Treasury market and the local market. Traditionally, the Bank sets its deposit rates at levels between the deposit rates offered at commercial banks and those offered at other savings institutions. During fiscal years 1995 and 1996, the Bank became more competitive in its pricing of certificates of deposit to generate funds required to sustain growth in its loan portfolio. The Bank pursued a controlled growth strategy during fiscal years 1990 through 1993, resulting in annual average asset growth less than 4%. During fiscal years 1994, 1995 and 1996, the Bank's annual average asset growth was 20.4%.

    EMPHASIZING CONSUMER LENDING. From 1991 through September 30, 1993, the level of the Bank's consumer loans consistently declined. During fiscal year 1994, through a competitive pricing structure, indirect automobile lending, promotional activities, and cross selling consumer products through its branch offices, the Bank increased its consumer lending. During fiscal years ended 1995 and 1996, the Bank became more active in the indirect automobile lending market. Indirect loans typically carry more credit risk. Higher than anticipated charge-offs were experienced in the indirect automobile lending portfolio, primarily during the latter part of the fiscal year ended September 30, 1996. As a result, a $16.4 million provision for loan losses related to consumer lending was recorded during fiscal year 1996. Based upon an analysis of the overall performance of the indirect lending program, management determined that effective September 30, 1996 no new applications for indirect loans would be accepted, thereby discontinuing the indirect lending program. Total consumer and other loans outstanding increased to $194.1 million at September 30, 1996 from $112.5 million at September 30, 1995. Of these amounts, $148.2 million and $76.4 million at September 30, 1996 and September 30, 1995, respectively, were indirect loans.

    MAINTAINING ASSET QUALITY. The Bank has continued to focus on maintaining its asset quality even though non-performing assets increased during the fiscal year ended September 30, 1996. At September 30, 1996, the Bank's non-performing assets as a percentage of total assets amounted to 1.08% compared to 0.23% for the fiscal year ended 1995. The increase is primarily due to the non-performing indirect automobile loans and repossessions, non-performing assets acquired from Palm Beach Savings and one loan relationship totaling $6.2 million on a residential marina project in Charlotte County, Florida which is over ninety days delinquent. As noted previously, the Bank has discontinued its indirect lending program. In its underwriting of mortgage loans, the Bank has generally accepted somewhat lower origination rates in order to assure loan quality. Even though this may result in a lower net interest margin, asset quality is critical to the Bank's long term stability. The Bank has limited its commercial lending during the past five years. The Bank's commercial real estate lending increased from an outstanding balance of $35.6 million at September 30, 1995 to $51.8 million at September 30, 1996. Of the balance at September 30, 1996, $13.8 million were commercial loans acquired in conjunction with the purchase of Palm Beach Savings during fiscal 1996.

    EXPANSION OF FRANCHISE. During the 1980s and early 1990s, the Bank's primary objective was to limit growth and build capital. As a result of this strategy, the Bank's market share, as a percentage of the total Palm Beach County market, consistently declined during this period. In 1993, management determined that increasing the Bank's market share was essential to its growth. Management concluded that a primary use of the capital raised in the Conversion would be to increase the number of branch locations in an effort to increase the Bank's market share. During fiscal 1996, the Bank opened eleven full service branches in Palm Beach, Broward, Dade and Lee Counties. Of the eleven full service branches opened, six were in Albertson's supermarkets.


INTEREST RATE SENSITIVITY ANALYSIS

    The matching of the maturities of assets and liabilities may be analyzed by examining the extent to which assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be "interest rate sensitive" within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity "gap" is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered negative when the amount of interest rate sensitive liabilities maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive assets maturing or repricing within that same time frame. During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income while a positive gap would tend to result in an increase in net interest income. In a declining interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater decrease in the cost of its liabilities relative to the yield of its assets and thus an increase in the institution's net interest income, whereas an institution with a positive gap would be expected to experience the opposite results.

    At September 30, 1996, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing within the same time period by $66.6 million, representing a negative cumulative one-year gap of 4.5% of total assets compared to a negative cumulative one-year gap of 10.59% at September 30, 1995. Management has determined that the Bank has an acceptable and reasonable level of interest rate risk that will not compromise credit quality.

    The Bank's prepayment rates for its loans are based on the most recent assumptions used by the FHLB as of June 30, 1996. The FHLB assumptions could vary substantially from the actual prepayment rates experienced by the Bank. The assumptions are as follows:

                                                                                     Annual
                                                                                   Prepayment
Type                                                                                  Rate
----                                                                                  ----
ARM loans -- current market index                                                       18.0%
ARM loans -- lagging market index                                                       16.0%
Fixed-rate one- to four-family loans with maturities equal to or greater than five years:
  Below 8% interest rate                                                                 9.0%
  8.00% to 8.99%                                                                        11.0%
  9.00% to 9.99%                                                                        13.0%
  10.00% and over                                                                       22.0%
Mortgage-backed and related securities with maturities equal to or greater than five years:
  Below 8% interest rate                                                                11.0%
  8.00% to 8.99%                                                                        15.0%
  9.00% to 9.99%                                                                        24.0%
  10.00% and over                                                                       32.0%
Other residential and all nonresidential loans                                           6.0%
Second mortgages                                                                        18.0%

    Decay rates indicate an assumed annual rate at which an interest-bearing liability will be withdrawn in favor of an account with a more favorable interest rate. Decay rates have been assumed for demand deposits, NOW accounts, passbook and money market deposits. The following decay rates are based on the most recent assumptions used by the FHLB as of June 30, 1996. The assumptions used at the dates indicated, although standardized, may not be indicative of actual withdrawals and repricing experienced by the Bank.

                          ANNUAL PERCENTAGE DECAY RATE

                                                                                                                  More
                          3 Mos.          3-6          6 Mos.         1-3           3-5           5-10            Than
                          or Less         Mos.         1 Yr.         Years         Years         Years           10 Yrs.
                          -------        -----         ------        -----         -----         -----           -------
Passbook                    17%           17%           17%           17%           16%           14%              14%
NOW                         37%           37%           37%           32%           17%           17%              17%
Money market                79%           79%           79%           31%           31%           31%              31%

    The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1996 which are anticipated by the Bank, based upon certain assumptions described above, to reprice or mature in each of the future time periods shown. Except as stated above, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the term in which repricing will occur or the contractual terms of the asset or liability.

    Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although some assets and liabilities have similar maturities or periods to repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may also fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Assets such as ARM loans often have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. The ability of borrowers to repay their ARM loans may decrease in the event of interest rate increases.

                 ANTICIPATED PERIOD UNTIL MATURITY OR REPRICING

                                                                       At September 30, 1996
                                       --------------------------------------------------------------------------------------
                                                                            More Than   More Than 3  More Than 5
                                        Less Than    3 to 6     6 Months    1 Year to    Years to     Years to     More Than
                                        3 Months     Months     to 1 Year    3 Years      5 Years     10 Years     10 Years
                                       -----------  ---------  -----------  ----------  -----------  -----------  -----------
                                                                           (In thousands)
INTEREST-EARNING ASSETS:
  Mortgage loans, net................   $ 103,943   $  54,186   $ 107,802   $  217,070   $ 160,433    $ 105,305    $  67,408
  Consumer loans, net................      39,138      15,014      25,891       73,769      29,996        5,467           25
  Other loans........................         454         195         337          950         428           70       --
  Interest-earning deposits..........     141,975      --          --           --          --           --           --
  Securities held-to-maturity and
   securities available-for-sale.....      12,448      --          17,103        4,981      --           --           --
  Mortgage-backed and related
   securities held-to-maturity and
   available-for-sale................      85,524      37,299      54,083       30,747      17,570        7,050       --
  FHLB stock.........................      --          --          --           --          --           --           10,053
                                       ----------   ---------  ----------   ----------  ----------   ----------   ----------
    Total interest-earning assets....     383,482     106,694     205,216      327,517     208,427      117,892       77,486
                                       ----------   ---------  ----------   ----------  ----------   ----------   ----------
NON INTEREST-BEARING LIABILITIES:
  Non interest-bearing deposits......       4,098       4,098       6,508       13,368       3,602        4,834        3,141
                                       ----------   ---------  ----------   ----------  ----------   ----------   ----------
INTEREST-BEARING LIABILITIES:
  Passbook and statement savings.....       6,687       6,687      12,184       38,918      25,306       32,119       28,532
  NOW................................       6,156       6,156       9,770       20,248       5,409        7,259        4,718
  Money market.......................      10,742      10,743       9,844        4,374       2,077        1,592          295
  Certificates of deposit............     214,870     172,719     205,759      198,705      55,204       --           --
  Borrowed Funds.....................      50,000      --          25,000      135,000       1,025       --           --
                                       ----------   ---------  ----------   ----------  ----------   ----------   ----------
    Total non interest-bearing and
     interest-bearing liabilities....     292,553     200,403     269,065      410,613      92,623       45,804       36,686
                                       ----------   ---------  ----------   ----------  ----------   ----------   ----------
Interest sensitivity gap.............   $  90,929   $ (93,709)  $ (63,849)  $  (83,096)  $ 115,804    $  72,088    $  40,800
                                        =========   =========   =========   ==========   =========    =========    =========
Cumulative interest sensitivity gap..   $  90,929   $  (2,780)  $ (66,629)  $ (149,725)  $ (33,921)   $  38,167    $  78,967
                                        =========   =========   =========   ==========   =========    =========    =========
Cumulative interest sensitivity gap
 as a percentage of total assets.....        6.10%      -0.19%      -4.47%      -10.05%      -2.28%        2.56%        5.29%
Cumulative net interest-earning
 assets as a percentage of net non
 interest-bearing and
 interest-bearing liabilities........      131.08%      99.44%      91.26%       87.23%      97.32%      102.91%      105.86%


                                         Total
                                       ----------
INTEREST-EARNING ASSETS:
  Mortgage loans, net................  $  816,147
  Consumer loans, net................     189,300
  Other loans........................       2,434
  Interest-earning deposits..........     141,975
  Securities held-to-maturity and
   securities available-for-sale.....      34,532
  Mortgage-backed and related
   securities held-to-maturity and
   available-for-sale................     232,273
  FHLB stock.........................      10,053
                                       ----------
    Total interest-earning assets....   1,426,714
                                       ----------
NON INTEREST-BEARING LIABILITIES:
  Non interest-bearing deposits......      39,649
                                       ----------
INTEREST-BEARING LIABILITIES:
  Passbook and statement savings.....     150,433
  NOW................................      59,716
  Money market.......................      39,667
  Certificates of deposit............     847,257
  Borrowed Funds.....................     211,025
                                       ----------
    Total non interest-bearing and
     interest-bearing liabilities....   1,347,747
                                       ----------
Interest sensitivity gap.............  $   78,967
                                       ==========
Cumulative interest sensitivity
 gap.................................

Cumulative interest sensitivity gap
 as a percentage of total assets.....
Cumulative net interest-earning assets
 as a percentage of net non interest-
 bearing and interest-bearing
 liabilities.........................

ANALYSIS OF NET INTEREST INCOME

    Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

AVERAGE BALANCE SHEET

    The following table presents the average balances of the Bank's interest-earning assets and interest-bearing liabilities, interest income earned and interest expense incurred, and weighted average yield or cost for the fiscal years ended September 30, 1994, 1995 and 1996. These yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average monthly balances. Management does not consider that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Bank has discontinued accruing interest. "Net interest margin" is net interest income divided by the average balance of total interest earning assets. "Net interest spread" is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. The yields and costs include fees which are considered adjustments to yields. The average yield/cost, net interest spread, and net interest margin have been calculated on a pre-tax basis.

                                                                         YEARS ENDED SEPTEMBER 30,
                                                ---------------------------------------------------------------------------
                                                                1994                                  1995
                                                ------------------------------------  -------------------------------------
                                                            Interest      Average                  Interest      Average
                                                 Average     Income/       Yield/      Average      Income/       Yield/
                                                 Balance     Expense        Cost       Balance      Expense        Cost
                                                ---------  -----------  ------------  ----------  -----------  ------------
                                                                              (IN THOUSANDS)
ASSETS:
  Interest-earning assets:
    Mortgage loans, net.......................  $ 452,887   $  34,373         7.59%   $  615,886   $  48,765         7.92%
    Consumer loans............................     33,062       2,597         7.85%       70,729       5,722         8.09%
    Other loans...............................      2,029         139         6.85%        1,980         151         7.63%
    Interest-earning deposits.................      9,964         263         2.64%       16,551         759         4.59%
    Securities held-to-maturity,
     available-for-sale and trading
     securities...............................    126,320       5,557         4.40%      107,011       5,735         5.36%
    Mortgage-backed and related securities
     held-to-maturity and
     available-for-sale.......................    304,948      14,440         4.74%      311,929      19,199         6.15%
    FHLB stock................................      7,403         505         6.82%        7,643         633         8.28%
                                                ---------  ----------         ----    ----------   ---------         ----
        Total interest-earning assets.........    936,613      57,874         6.18%    1,131,729      80,964         7.15%
  Non-interest earning assets.................     36,404                                 42,450
                                                ---------                             ----------
        Total assets..........................  $ 973,017                             $1,174,179
                                                =========                             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposit accounts:
      Passbook and statement savings..........  $  94,548       1,819         1.92%   $   86,310       1,902         2.20%
      NOW.....................................     60,617         954         1.57%       60,407         877         1.45%
      Money market............................     75,916       1,802         2.37%       60,070       1,432         2.38%
      Certificates of deposit.................    417,519      18,555         4.44%      623,134      33,636         5.40%

    Borrowed funds:
      FHLB advances...........................    121,048       5,375         4.44%      141,837       8,699         6.13%
      Reverse repurchase agreements...........     38,004       1,544         4.06%       40,321       2,354         5.84%
      Mortgage-backed bond....................     --          --              --           --          --            --
                                                ---------   ---------         ----    ----------   ---------         ----
        Total interest-bearing liabilities....    807,652      30,049         3.72%    1,012,079      48,900         4.83%
  Other liabilities...........................     62,010                                 59,424
                                                ---------                             ----------
        Total liabilities.....................    869,662                              1,071,503
  Stockholders' equity........................    103,355                                102,676
                                                ---------                             ----------
        Total liabilities and stockholders'
          equity...............................  $ 973,017                             $1,174,179
                                                =========                             ==========
Net interest income/interest rate spread......              $  27,825         2.46%                $  32,064         2.32%
                                                            =========                              =========
Net interest-earning assets/net margin........  $ 128,961                     2.97%   $  119,650                     2.83%
                                                =========                             ==========
Ratio of interest-earning assets to interest-

 bearing liabilities..........................       1.16x                                  1.12x

                                                                1996
                                                -------------------------------------
                                                             Interest      Average
                                                 Average      Income/       Yield/
                                                 Balance      Expense        Cost
                                                ----------  -----------  ------------
ASSETS:
  Interest-earning assets:
    Mortgage loans, net.......................  $  844,822   $  67,157         7.95%
    Consumer loans............................     173,450      16,755         9.66%
    Other loans...............................       2,147         178         8.29%
    Interest-earning deposits.................      17,103         871         5.09%
    Securities held-to-maturity,
     available-for-sale and trading
     securities...............................      58,288       3,259         5.59%
    Mortgage-backed and related securities
     held-to-maturity and
     available-for-sale.......................     221,285      14,487         6.55%
    FHLB stock................................      10,197         825         8.09%
                                                ----------  ----------         ----
        Total interest-earning assets.........   1,327,292     103,532         7.80%
  Non-interest earning assets.................      62,987
                                                ----------
        Total assets..........................  $1,390,279
                                                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposit accounts:
      Passbook and statement savings..........  $  122,578       4,088         3.34%
      NOW.....................................      60,598         856         1.41%
      Money market............................      46,118       1,094         2.37%
      Certificates of deposit.................     766,697      42,576         5.55%
    Borrowed funds:
      FHLB advances...........................     200,158      11,974         5.98%
      Reverse repurchase agreements...........      11,935         712         5.97%
      Mortgage-backed bond....................      --            --            --
                                                ----------  ----------         ----
        Total interest-bearing liabilities....   1,208,084      61,300         5.07%
  Other liabilities...........................      70,208
                                                ----------
        Total liabilities.....................   1,278,292
  Stockholders' equity........................     111,987
                                                ----------
        Total liabilities and stockholders'
         equity...............................  $1,390,279
                                                ==========

Net interest income/interest rate spread......               $  42,232         2.73%
                                                             =========
Net interest-earning assets/net margin........  $  119,208                     3.18%
                                                ==========
Ratio of interest-earning assets to interest-
 bearing liabilities..........................        1.10x

RATE/VOLUME ANALYSIS

    The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to
(i) changes attributable to changes in volume (changes in volume multiplied by prior year's rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior year's volume), and (iii) the net change (total changes in rate and volume). The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate. The calculations of rate and volume changes reflect pre-tax yields.

                                                       Year Ended                         Year Ended
                                                   September 30, 1995                 September 30, 1996
                                                 Compared to Year Ended             Compared to Year Ended
                                                   September 30, 1994                 September 30, 1995
                                                   Increase (Decrease)                Increase (Decrease)
                                                 in Net Interest Income             in Net Interest Income
                                            ---------------------------------  ---------------------------------
                                                         Due To                             Due To
                                              Volume       Rate        Net       Volume       Rate        Net
                                            -----------  ---------  ---------  -----------  ---------  ---------
                                                     (In thousands)                     (In thousands)
INTEREST-EARNING ASSETS:
  Mortgage loans, net.....................   $  12,624   $   1,768  $  14,392   $  18,206   $     186  $  18,392
  Consumer loans..........................       3,043          82      3,125       9,733       1,300     11,033
  Other loans.............................          (4)         16         12          14          13         27
  Interest-earning deposits...............         233         263        496          26          86        112
  Securities held-to-maturity,
   available-for-sale and trading
   securities.............................        (926)      1,104        178      (2,712)        236     (2,476)
  Mortgage-backed and related securities
   held-to-maturity and
   available-for-sale.....................         340       4,419      4,759      (6,071)      1,359     (4,712)
  FHLB stock..............................          17         111        128         207         (15)       192
                                            ----------   ---------  ---------  ----------   ---------  ---------
      Total...............................      15,327       7,763     23,090      19,403       3,165     22,568
                                            ----------   ---------  ---------  ----------   ---------  ---------

INTEREST-BEARING LIABILITIES:
  Deposits accounts:
    Passbook and statement savings........        (167)        250         83        (936)      3,122      2,186
    NOW...................................          (3)        (74)       (77)          3         (24)       (21)
    Money market..........................        (378)          8       (370)       (332)         (6)      (338)
    Certificates of deposit...............      10,480       4,601     15,081       7,978         962      8,940
  Borrowed Funds:
    FHLB advances.........................       1,033       2,291      3,324       3,482        (207)     3,275
    Reverse repurchase agreements.........          99         711        810      (1,695)         53     (1,642)
                                            ----------   ---------  ---------  ----------   ---------  ---------
      Total...............................      11,064       7,787     18,851       8,500       3,900     12,400
                                            ----------   ---------  ---------  ----------   ---------  ---------
Net change in interest income.............   $   4,263   $     (24) $   4,239   $  10,903   $    (735) $  10,168
                                             =========   =========  =========   =========   =========  =========

COMPARISON OF FINANCIAL CONDITION
AT SEPTEMBER 30, 1996 COMPARED TO SEPTEMBER 30, 1995

    Total assets were $1.490 billion at September 30, 1996 as compared to $1.209 billion at September 30, 1995. The increase of $281.0 million was the result of the acquisition of Palm Beach Savings on December 8, 1995 which had assets of approximately $109 million and an increase in loans receivable, net, of $182.9 million. Deposits increased $258.3 million to $1.137 billion at fiscal year ended September 30, 1996 from $878.7 million at fiscal year ended September 30, 1995 because of continued aggressive pricing of certificate accounts and the additional accounts generated from opening eleven additional full service branch offices during fiscal year ended September 30, 1996. Also, deposits of $103.8 million were acquired in conjunction with the purchase of Palm Beach Savings during fiscal 1996. Borrowed funds increased by $21.4 million to $211.0 million at fiscal year ended September 30, 1996 as compared to $189.6 million at September 30, 1995. This increase was used to fund loan production during fiscal year 1996.

    Loans receivable, net, increased by $182.9 million to $1.008 billion at September 30, 1996 from $825.0 million at September 30, 1995. Loan originations were $539.6 million for fiscal year ended September 30, 1996 as compared to $364.2 million for the year ended September 30, 1995. Approximately $78.5 million net loans were acquired in conjunction with the purchase of Palm Beach Savings during fiscal year 1996. Loan repayments and sales increased during fiscal 1996 to $402.9 million from $134.9 million during fiscal 1995.

    Securities held-to-maturity, securities available-for-sale, mortgage-backed and related securities held-to-maturity and mortgage-backed and related securities available-for-sale in the aggregate decreased $52.6 million to $266.8 million at September 30, 1996 from $319.4 million at September 30, 1995. This decrease reflects the Bank's continuing strategy of using funds from investment sales and principal payments to fund loan production.

    Real estate owned (real estate acquired through foreclosures) increased to $1.6 million at September 30, 1996 from $549,000 at September 30, 1995. The increase of $1.1 million was primarily the result of real estate owned acquired in conjunction with the purchase of Palm Beach Savings.

    Office properties and equipment increased to $23.1 million at September 30, 1996 from $17.8 million at September 30, 1995. The increase of $5.3 million is due to purchases related to eleven new branch offices opened in fiscal year 1996 and to renovations of the Reflections Office Centre, a complex of two, eight-story buildings purchased by the Company during fiscal year 1994. The Bank plans to relocate and consolidate its operations to the new office buildings during fiscal year 1997. In conjunction with its planned relocation, the Bank sold its home office during fiscal year 1996 for $1.1 million, recording a net gain on the sale of approximately $400,000. The Bank updated its data processing mainframe computer and related software during fiscal 1996.

    Deposits increased by $258.3 million to $1.137 billion as of September 30, 1996 from $878.7 million at September 30, 1995. The increase resulted from deposits generated through the opening of eleven new branch offices during fiscal year 1996 and continued aggressive pricing of certificate products. The Bank offered higher interest rates on certificates of deposit than other financial institutions in order to fund higher loan originations during the fiscal year. Deposits of $103.8 million were acquired with the purchase of Palm Beach Savings during the fiscal year ended September 30, 1996.

    Borrowings increased to $211.0 million at September 30, 1996 from $189.6 million at September 30, 1995. This $21.4 million increase was also used to fund higher loan production during the year.

    Stockholders' equity increased to $105.4 million at September 30, 1996 from $104.6 million at September 30, 1995. Net income for the year was $0.5 million. The acquisition of PBS Financial Corp.

in December 1995, through the issuance by the Company of 299,478 treasury shares at a price of $22.125 per share, increased stockholders' equity by $6.6 million. Stockholders' equity was increased by a reduction in the unrealized loss in fair value on available-for-sale securities of $1.4 million. In addition, there was a reduction in unallocated ESOP shares of $0.7 million and a reduction of unvested shares retained in the RRPs with a value of $0.5 million. During fiscal year ended September 30, 1996, dividends totaled $2.1 million. A total of 345,853 shares were repurchased as treasury shares during the fiscal year 1996 at an average price per share of $22.10 reducing stockholders' equity by $7.6 million.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED
SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

    GENERAL OPERATING RESULTS. Net income for the fiscal year ended September 30, 1996 was $0.5 million as compared to $5.6 million for the fiscal year ended September 30, 1995. Contributing to the decline was an increase in loan loss provisions to $15.7 million at September 30, 1996 from $261,000 at September 30, 1995. Expenses during the fiscal year ended September 30, 1996 included the pre-tax $6.6 million one-time SAIF assessment. Expenses for the fiscal year ended September 30, 1995 included a pre-tax charge to earnings of approximately $2.4 million relating to a voluntary early retirement program for officers and employees of the Bank. Other income for the fiscal year ended September 30, 1996 included net gains on sales of securities, loans, loan servicing and property totaling $5.3 million as compared to net gains of $323,000 for the fiscal year ended September 30, 1995.

    Net interest income before provision for loan losses increased to $42.2 million for the fiscal year ended September 30, 1996 as compared to $32.1 million for the same period last year. The increase was primarily due to the increase in loans receivable, net, to $1.008 billion at fiscal year ended September 30, 1996 from $825.0 million at fiscal year ended September 30, 1995. Net interest margin for fiscal 1996 was 3.18% as compared to 2.83% for fiscal 1995.

    INTEREST INCOME. Interest income increased $22.5 million, or 27.8%, to $103.5 million for the fiscal year ended September 30, 1996 from $81.0 million for the fiscal year ended September 30, 1995. The increase was primarily due to an increase in mortgage and consumer loans outstanding during fiscal year 1996. The average yield on interest earning assets increased to 7.80% for the fiscal year ended September 30, 1996 from 7.15% for the fiscal year ended September 30, 1995.

    INTEREST EXPENSE. Interest expense increased $12.4 million, or 25.4%, to $61.3 million for the fiscal year ended September 30, 1996 from $48.9 million for the fiscal year ended September 30, 1995. This increase was the result of an increase in deposits outstanding and the higher level of interest rates experienced throughout fiscal year 1996. During fiscal year 1996, deposits averaged $996.0 million as compared to $829.9 million during fiscal year 1995. The weighted average rate paid on interest-bearing liabilities increased to 5.07% during fiscal year 1996 from 4.83% during fiscal year 1995.

    NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $10.1 million, or 31.5%, to $42.2 million for the fiscal year ended September 30, 1996 from $32.1 million for the fiscal year ended September 30, 1995. The increase in net interest income is due primarily to net growth in loans receivable to $1.008 billion at September 30, 1996 from $825.0 million at September 30, 1995. The net interest margin improved to 3.18% for fiscal year 1996 from 2.83% for fiscal year 1995.

    PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses increased by $15.4 million to $15.7 million for the fiscal year ended September 30, 1996 from $261,000 for the fiscal year ended September 30, 1995. During the latter part of fiscal year 1996, the Bank experienced higher than anticipated charge-offs in connection with its indirect automobile lending portfolio. The increased loan loss provisions recorded during fiscal year 1996 were primarily to cover losses related to the indirect automobile lending program. The provision for loan losses for the year ended September 30, 1996 consisted of a charge of approximately $16.4 million related to consumer lending and a credit provision of approximately $0.7 million related to real estate lending. Based upon an analysis of the overall performance of the indirect lending program, it was determined that no new applications for indirect loans would be accepted after September 30, 1996, thereby discontinuing the indirect lending program. The balance of indirect auto loans at September 30, 1996 was $148.2 million. Loan loss allowances related to indirect loans equaled $9.0 million at September 30, 1996.

    OTHER INCOME. For the fiscal year ended September 30, 1996, other income increased to $10.1 million from $4.0 million for the fiscal year ended September 30, 1995. During the year ended September 30, 1996, the Bank sold approximately $164.3 million of mortgage loans, recording net gains on the sales of $3.6 million. The Bank also recorded net gains on the sale of securities of $959,000 for the fiscal year ended September 30, 1996. During the fiscal year ended September 30, 1995, losses on sales of securities and loans totaled $1.7 million.

    OTHER EXPENSES. Other expenses increased $9.0 million, or 33.8% to $35.6 million for the fiscal year ended September 30, 1996 from $26.6 million for the fiscal year ended September 30, 1995. As previously discussed, during the year ended September 30, 1996, the Bank recorded the pre-tax $6.6 million one-time SAIF assessment. Losses on real estate owned for the fiscal year ended September 30, 1996 were $451,000 as compared to $74,000 for the fiscal year ended September 30, 1995. Other expenses for the fiscal year ended September 30, 1995 included a pre-tax $2.4 million expense resulting from the voluntary early retirement program initiated during the fiscal year ended September 30, 1995. Increases in other expenses reflect the expenses related to franchise growth of adding eleven additional full-service branches since September 30, 1995 and expanded loan servicing requirements related primarily to indirect lending. This growth resulted in the number of full-time equivalent employees increasing to 383 at September 30, 1996 from 299 at September 30, 1995 and a $2.1 million increase in compensation and benefits to $15.9 million at September 30, 1996 from $13.8 million at September 30, 1995.

    PROVISION FOR INCOME TAXES. Federal and state income taxes decreased to $0.4 million for the fiscal year ended September 30, 1996 from $3.6 million for the fiscal year ended September 30, 1995. Lower taxes resulted from the decline in net income before provision for income taxes to $1.0 million for the fiscal year ended September 30, 1996 as compared to $9.2 million for the fiscal year ended September 30, 1995. The effective income tax rate of the Bank was 44.8% and 38.8% for fiscal years 1996 and 1995, respectively.


COMPARISON OF FINANCIAL CONDITION
AT SEPTEMBER 30, 1995 COMPARED TO SEPTEMBER 30, 1994

    Total assets were $1.209 billion at September 30, 1995 as compared to $1.077 billion at September 30, 1994. The increase of $132.3 million primarily reflects net growth in loans receivable of $248.3 million. Deposits increased by $160.4 million primarily because of more aggressive pricing of certificate accounts. Borrowed funds decreased by $40.3 million as a result of the increase in deposits and liquidation of securities and mortgage-backed and related securities.

    Loans receivable, net, increased to $825.0 million at September 30, 1995, from $576.7 million at September 30, 1994. The increase was primarily due to loan originations which increased to

$364.2 million for the year ended September 30, 1995 from $271.9 million for the year ended September 30, 1994. Loan repayments and sales increased during fiscal 1995 to $135.7 million from $107.0 million during fiscal 1994.

    Securities held-to-maturity, securities available-for-sale, trading securities, mortgage-backed and related securities held-to-maturity and mortgage-backed and related securities available-for-sale in the aggregate decreased $121.8 million to $319.4 million at September 30, 1995 from $441.2 million at September 30, 1994. During fiscal 1995, the Bank implemented a strategy to accelerate the increase in yield on interest-earning assets by selling lower-yielding, shorter-term securities and reinvesting the proceeds in higher yielding mortgage and consumer loans. As a result of this strategy, the Bank sold approximately $195 million of securities available-for-sale and mortgage-backed and related securities available-for-sale at a loss of approximately $1.7 million. Additional sales will be considered in the future.

    Real estate owned (real estate acquired through foreclosures) increased to $549,000 at September 30, 1995, from $529,000 at September 30, 1994. This continued low level of real estate owned reflected the Bank's aggressive marketing of real estate owned at prices that the Bank considers to approximate the fair market value.

    Office properties and equipment decreased to $17.8 million at September 30, 1995, from $18.1 million at September 30, 1994. The decrease was primarily due to the sale of property in Vero Beach, Florida which had a carrying value of $312,000. A gain was recognized on the sale of $975,000. During fiscal 1994, the Company purchased the Reflections Office Centre in West Palm Beach, Florida. The Reflections Office Centre is an office complex consisting of two, eight-story buildings on 5.74 acres of land with 116,800 rentable square footage.

    As previously discussed, deposits increased by $160.4 million to $878.7 million at September 30, 1995, from $718.3 million at September 30, 1994. The Bank raised its interest rates offered on certificates of deposit as compared to other financial institutions in order to fund the higher loan originations experienced during the year.

    Borrowings decreased by $40.3 million to $189.6 million at September 30, 1995, from $229.9 million at September 30, 1994. The increase in deposits and liquidation of securities provided funds to reduce the level of borrowings.

    Stockholders' equity increased to $104.6 million at September 30, 1995 from $100.5 million at September 30, 1994. The increase in qstockholders' equity resulted from net income of $5.6 million, the reduction in funds advanced to the Employee Stock Ownership Plan of $0.7 million, the reduction of shares retained in the RRPs (as a result of vesting and distribution of those shares) with a value of approximately $0.5 million, and a reduction in the unrealized decrease in fair value on available for sale securities of $2.2 million. These increases were offset by reductions in paid-in capital amounting to $0.2 million, an increase of treasury stock of $3.6 million, and dividends declared of $1.1 million.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED
SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

    GENERAL OPERATING RESULTS. Net income for the fiscal year ended September 30, 1995 was $5.6 million as compared to $5.8 million during the same period one year ago. Expenses during the fiscal year ended September 30, 1995 included a pre-tax charge to earnings of approximately $2.4 million relating to a voluntary early retirement program for officers and employees of the Bank.

Other income included a pre-tax gain of $975,000 on the sale of a parcel of land in Vero Beach, Florida and $1.7 million in losses on sales of securities. Loan servicing on loans serviced for others was sold at a profit of approximately $1.0 million. Net interest income before provision for loan losses increased to $32.1 million for the fiscal year ended September 30, 1995 as compared to $27.8 million for the fiscal year ended September 30, 1994. The increase was primarily due to the increase in loans receivable, net. Net interest margin for fiscal 1995 was 2.83% as compared to 2.97% for fiscal 1994.

    INTEREST INCOME. Interest income increased $23.1 million, or 39.9%, to $81.0 million for the fiscal year ended September 30, 1995 from $57.9 million for the fiscal year ended September 30, 1994. The increase was primarily due to an increase in mortgage and consumer loans outstanding during fiscal 1995. The average yield on interest-earning assets increased to 7.15% for the fiscal year ended September 30, 1995 from 6.18% for the fiscal year ended September 30, 1994. This increase of 97 basis points was primarily due to higher yields on loans and the liquidation of lower yielding securities with the proceeds being invested in higher yielding loans.

    INTEREST EXPENSE. Interest expense increased $18.8 million, or 62.7%, to $48.9 million for the fiscal year ended September 30, 1995 from $30.1 million for the fiscal year ended September 30, 1994. This increase was caused by the increase in deposits as well as the higher level of interest rates experienced throughout most of fiscal 1995. During fiscal 1995, deposits averaged $829.9 million as compared to $648.6 million during fiscal 1994. The weighted average rate paid on interest-bearing liabilities increased to 4.83% during fiscal 1995 from 3.72% during fiscal 1994.

    NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $4.3 million, or 15.2%, to $32.1 million for the fiscal year ended September 30, 1995 from $27.8 million for the fiscal year ended September 30, 1994. As previously discussed, the net interest margin decreased to 2.83% for fiscal 1995 from 2.97% for fiscal year 1994. The increase in net interest income was due to increases in outstanding loans.

    PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses increased to $261,000 for the fiscal year ended September 30, 1995 from $135,000 for the fiscal year ended September 30, 1994. The increased level of provision for loan losses reflects the increased balance of mortgage and consumer loans. Higher levels of loan loss provisions can be expected in the future from increased volumes of loans and higher balances of indirect automobile, home equity and credit card loans. Non-performing assets increased to $2.7 million as of September 30, 1995 from $2.5 million as of September 30, 1994.

    OTHER INCOME. For the fiscal year ended September 30, 1995, other income decreased to $4.0 million from $4.4 million for the fiscal year ended September 30, 1994. As discussed above, other income for the year ended September 30, 1995 included a gain on sale of property of $975,000, net losses on loan and security sales of $1.7 million, and a gain on sale of servicing of approximately $1.0 million. Other income for the year ended September 30, 1994 included gains on sales of securities of $424,000 and equity in net income of a real estate joint venture of $294,000. During fiscal year ended September 30, 1995 an amount due from Channing Corporation XVIII totaling $424,000 was expensed.

    OTHER EXPENSES. Other expenses increased $3.8 million, or 16.6%, to $26.6 million for the fiscal year ended September 30, 1995 from $22.8 million for the fiscal year ended September 30, 1994. This increase was primarily caused by a voluntary early retirement program for officers and employees which resulted in a pre-tax expense of $2.4 million. Deposit insurance premiums increased $217,000 primarily due to increased deposits. Provision for losses and net losses on sale of real estate owned was $74,000 for the fiscal year ended September 30, 1995 as compared to income of $410,000 for the fiscal year ended September 30, 1994.

    PROVISION FOR INCOME TAXES. Federal and state income taxes increased to $3.6 million for fiscal year ended September 30, 1995 from $3.5 million for the fiscal year ended September 30, 1994. The effective income tax rate was 38.8% and 37.7% for fiscal 1995 and 1994, respectively.


LIQUIDITY AND CAPITAL RESOURCES

    The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which periodically varies depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The current required ratio is 5%. The Bank historically has maintained a level of liquid assets in excess of this regulatory requirement. Liquid assets consist of, among other things, cash, cash equivalents, short and intermediate term U.S. Government and government agency securities. The maintenance of liquid assets allows for the possibility of withdrawal of deposits when interest rates fluctuate. The Bank's liquidity ratios were 16.3% and 8.0% at September 30, 1996 and September 30, 1995, respectively. The liquidity ratio at September 30, 1996 was high as a result of proceeds from loan sales of $141.4 million during September 1996.

    The Bank's primary sources of funds are deposits and borrowings, proceeds from principal and interest payments on loans, and proceeds from the maturing of and sales of securities. While maturities and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local conditions, general interest rates, and regulatory changes.

    The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's lending, investing, operating and deposit activities during any given period. At September 30, 1996, 1995 and 1994, cash and cash equivalents totaled $161.4 million, $25.1 million, and $19.1 million, respectively. As previously mentioned, the high level of cash and cash equivalents at September 30, 1996 was due to proceeds from loan sales of $141.4 million during the month of September. The Bank's sources of funds include deposits, borrowings, proceeds from payments and prepayments on mortgage loans and mortgage-backed and related securities, proceeds from sales of mortgage-backed and related securities and loans, proceeds from the maturities of investment securities and sales of securities.

    The primary investment activity of the Bank is the origination of mortgage and consumer loans. During the fiscal years ended September 30, 1996, 1995 and 1994, the Bank originated mortgage and consumer loans in the aggregate amounts of $539.6 million, $364.2 million, and $271.9 million, respectively. In addition, net mortgage loans of approximately $78.5 million were acquired in conjunction with the purchase of Palm Beach Savings. Another investment activity of the Bank, but to a much lesser degree, is the investment of funds in REMICs, CMOs, mortgage-backed securities, U.S. Treasury and agency securities and FHLB-Atlanta overnight funds.

    The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows from operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $11.0 million, $18.5 million and $0.4 million for the fiscal years ended September 30, 1996, 1995 and 1994, respectively. Net cash used for investing activities consisted primarily of disbursement of loan originations, mortgage-backed and related securities purchases and investment purchases, offset by principal collections on loans and proceeds from the sale of loans, mortgage-backed and related securities, securities available for sale, repossessed automobiles and office properties and equipment, were $40.5 millon, $129.8 million and $216.9 million for the fiscal years ended September 30, 1996,

1995 and 1994, respectively. Net cash provided by financing activities consisted primarily of net activity in deposits, advances and escrow accounts, and were $165.7 million, $117.3 million and $220.8 million for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

    At September 30, 1996, the Bank had outstanding commitments to originate $40.6 million of loans. The Bank has determined that it will have sufficient funds available to meet all of its commitments. At September 30, 1996, certificates of deposit which were scheduled to mature in one year or less from September 30, 1996 totaled $593.3 million. Based on past experience, management is of the opinion that a significant portion of these funds will remain with the Bank. If disintermediation of deposits does occur, the Bank has the ability to borrow from the FHLB and/or sell available-for-sale securities. At September 30, 1996, the unrealized loss on available-for-sale securities was $2.0 million which would become a recognized loss if the securities were to be sold.

    At September 30, 1996, the Bank exceeded each of the OTS capital requirements. Tangible and core capital were 6.2% of adjusted total assets as compared to the minimum requirements of 1.5% and 3.0%, respectively. Risk-based capital was 12.3% of risk-weighted assets as compared to the minimum requirement of 8.0%.


IMPACT OF INFLATION AND CHANGING PRICES

    The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"), which requires the measurement of financial position and operating results in terms of historical dollars or without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.


IMPACT OF NEW ACCOUNTING STANDARDS

    In November 1995, FASB issued "A Guide to Implementation of SFAS No. 115 on Accounting for Certain Investments in Debt and Equity Securities -- Questions and Answers" ("SFAS 115 Q&A Guide"). SFAS 115 Q&A Guide includes a one-time opportunity for entities which had previously adopted the provisions of SFAS 115 to reconsider their ability and intent to hold securities to maturity and such entities would be allowed to transfer securities from the held-to-maturity category to available-for-sale without calling into question the intent to hold securities to maturity. Management evaluated the impact of the SFAS 115 Q&A Guide on the investment portfolio. SFAS 115 Q&A Guide required that any one-time reclassifications must occur between November 15, 1995 and December 31, 1995. In November 1995, the Bank reclassified $10.5 million of municipal securities and $20.0 million of U.S. Treasury notes from held-to-maturity to available-for-sale. Of the reclassified amounts, $15.6 million were sold during the fiscal year, and the Bank recorded net gains of $811,000.

    In May 1995, FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Statement, which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," requires that an entity with mortgage banking operations recognize as separate assets rights to service mortgage loans for others. An entity that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values if it is practicable to estimate fair value. SFAS No. 122 applies prospectively in fiscal years beginning after December 15, 1995 to sales of mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of this Statement. SFAS No. 122, when adopted, is not expected to have a material effect on the Company's consolidated financial statements.

    In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement requires certain disclosures about stock-based employee compensation arrangements, regardless of the method used to account for them, and defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for stock based compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value method of accounting defined in this Statement had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The disclosure requirements of this Statement are effective for financial statements for fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Management is in the process of considering the alternatives presented in SFAS No. 123.

    IMPACT OF NEW LEGISLATIVE ISSUES. In August 1996, Congress passed legislation which repeals the Bank's present method of accounting for bad debts for federal income tax purposes. As discussed in Note 12 to the consolidated financial statements, the Bank currently uses the percentage of taxable income method to determine its bad debt deduction in the computation of its taxable income. Under the new legislation, the Bank will be required to use the specific charge-off method, which may result in a different deduction for bad debts in determining taxable income than as presently computed under its current method. Additionally, the Bank will be required to recapture its post-1987 additions to its bad debt reserves. Because the Bank has provided deferred taxes for the income tax bad debt reserves established after 1987, management does not anticipate any additional income tax liability related to the recapture. The new legislation is effective for taxable years beginning after December 31, 1995.

    On September 30, 1996, Congress passed and the President signed the Deposit Insurance Funds Act of 1996 which mandated that all depository institutions that are insured by the SAIF pay a one-time special assessment of 65.7 basis points (subject to certain adjustments) on SAIF-insured deposits that were held at March 31, 1995 by November 27, 1996 to recapitalize the SAIF portion of the FDIC fund. The assessment is intended to bring the SAIF's reserve ratios to a comparable level of the Bank Insurance Fund at 1.25% of total insured deposits. In connection with the recapitalization, the FDIC also lowered SAIF premiums from $0.23 per $100 to $0.064 per $100 of insured deposits in January 1997. The Bank's pre-tax share of this special assessment totals $6.6 million and is included in the consolidated financial statements at September 30, 1996.

                        Item 8 - Financial Statements
                              Supplementary Data

                          INDEPENDENT AUDITORS' REPORT

Board of Directors of
First Palm Beach Bancorp, Inc.:

    We have audited the consolidated statements of financial condition of First Palm Beach Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Bank of Florida as of September 30, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary at September 30, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

    As discussed in the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for debt and equity securities effective October 1, 1993, to conform with Statement of Financial Accounting Standards No. 115.


/s/ Deloitte & Touche LLP
Certified Public Accountants
West Palm Beach, Florida

December 10, 1996

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   SEPTEMBER 30, 1995 AND 1996 (IN THOUSANDS)

                                                                         September 30,  September 30,
                                                                             1995           1996
                                                                         -------------  -------------
ASSETS
CASH AND CASH EQUIVALENTS (Note 1):
  Cash and amounts due from depository institutions....................   $    11,254    $    19,438
                                                                          -----------    -----------
  Interest-bearing deposits............................................        13,878        141,975
                                                                          -----------    -----------
        Total cash and cash equivalents................................        25,132        161,413
SECURITIES AVAILABLE-FOR-SALE (Notes 1, 2).............................        32,443         27,551
SECURITIES HELD-TO-MATURITY (Approximate fair value --
 1995, $49,276; 1996, $7,042) (Notes 1, 3).............................        48,498          6,981
MORTGAGE-BACKED AND RELATED SECURITIES AVAILABLE-FOR-SALE (Notes 1,
 4)....................................................................        81,460        105,866
MORTGAGE-BACKED AND RELATED SECURITIES HELD-TO-MATURITY (Approximate
 fair value -- 1995, $157,429; 1996, $127,495) (Notes 1, 5)............       156,982        126,407
LOANS RECEIVABLE, Net of allowance for loan losses -- 1995, $2,157;
 1996, $11,855 (Notes 1, 6, 10)........................................       825,024      1,007,881
REAL ESTATE OWNED, Net of allowance for losses -- 1995, $132;
 1996, $361 (Note 1)...................................................           549          1,626
REPOSSESSED AUTOMOBILES, At estimated fair value (Note 1)..............           371          1,602
OFFICE PROPERTIES AND EQUIPMENT, Net (Notes 1, 7)......................        17,763         23,077
FEDERAL HOME LOAN BANK STOCK -- At cost................................         8,558         10,053
ACCRUED INTEREST RECEIVABLE (Notes 1, 6, 8)............................         6,778          8,147
GOODWILL (Note 1)......................................................       --               2,825
OTHER ASSETS...........................................................         5,287          6,591
                                                                          -----------    -----------
TOTAL ASSETS...........................................................   $ 1,208,845    $ 1,490,020
                                                                          ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSIT ACCOUNTS (Note 9)..............................................   $   878,670    $ 1,136,722
ADVANCES FROM FEDERAL HOME LOAN BANK (Note 10).........................       171,125        201,025
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Note 11)...............        18,427         10,000
ADVANCES BY BORROWERS FOR TAXES AND INSURANCE..........................        14,981         14,657
OTHER LIABILITIES (Notes 1, 12, 13)....................................        21,412         27,756
DEFERRED INCOME TAXES, NET (Notes 1, 12)...............................          (381)        (5,565)
                                                                          -----------    -----------
        Total liabilities..............................................   $ 1,104,234    $ 1,384,595
                                                                          -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 15, 16, 17)
STOCKHOLDERS' EQUITY: (Notes 14, 17, 18)
  PREFERRED STOCK ($.01 par value) authorized 1,000,000 shares; none outstanding
  COMMON STOCK ($.01 par value) authorized 10,000,000 shares; issued
   5,496,375 shares; outstanding 5,133,063 and 5,093,096 (net of
   treasury stock) at September 30, 1995 and 1996, respectively........            55             55
  ADDITIONAL PAID-IN CAPITAL...........................................        51,733         52,891
  RETAINED EARNINGS -- Substantially restricted (Notes 17, 18).........        66,592         65,064
  TREASURY STOCK, at cost (363,312 shares at September 30, 1995 and
   403,279 shares at September 30, 1996)...............................        (7,283)        (8,660)
  COMMON STOCK PURCHASED BY: (Note 13)
    Employee stock ownership plan......................................        (2,509)        (1,769)
    Recognition and retention plans....................................          (621)          (161)
  UNREALIZED DECREASE IN FAIR VALUE ON AVAILABLE-FOR-SALE SECURITIES
   (Net of applicable income taxes) (Note 1)...........................        (3,356)        (1,995)
                                                                          -----------    -----------
         Total stockholders' equity.....................................      104,611        105,425
                                                                          -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................   $ 1,208,845    $ 1,490,020
                                                                          ===========    ===========

                 See notes to consolidated financial statements.

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 1994, 1995, AND 1996
                                 (IN THOUSANDS)

                                                                                             For the Years Ended
                                                                                                September 30,
                                                                                       -------------------------------
                                                                                         1994       1995       1996
                                                                                       ---------  ---------  ---------
INTEREST INCOME:
  Loans (Notes 1, 6).................................................................  $  37,109  $  54,638  $  84,090
  Securities held-to-maturity, securities available-for-sale, and trading securities
   (Note 1)..........................................................................      5,820      6,494      4,130
  Mortgage-backed and related securities held-to-maturity and mortgage-backed and
   related securities available-for-sale (Note 1)....................................     14,440     19,199     14,487
  Other..............................................................................        505        633        825
                                                                                       ---------  ---------  ---------
        Total interest income........................................................     57,874     80,964    103,532
                                                                                       ---------  ---------  ---------
INTEREST EXPENSE:
  Deposits (Note 9)..................................................................     23,130     37,847     48,614
  Advances from Federal Home Loan Bank (Note 10).....................................      5,375      8,699     11,974
  Securities sold under agreements to repurchase (Note 11)...........................      1,544      2,354        712
                                                                                       ---------  ---------  ---------
        Total interest expense.......................................................     30,049     48,900     61,300
                                                                                       ---------  ---------  ---------
        Net interest income..........................................................     27,825     32,064     42,232
PROVISION FOR LOAN LOSSES (Notes 1, 6)...............................................        135        261     15,704
                                                                                       ---------  ---------  ---------
        Net interest income after provision for loan losses (Note 1).................     27,690     31,803     26,528
                                                                                       ---------  ---------  ---------
OTHER INCOME:
  Servicing income and other fees....................................................  $   2,597  $   2,576  $   3,206
  Net gain (loss) on sale of loans and mortgage-backed and related securities
   available-for-sale (Notes 1, 4)...................................................        480     (1,276)     3,557
  Net gain (loss) on sale of securities available-for-sale (Notes 1, 2)..............         55       (473)       959
  Net gain (loss) on trading securities (Note 1).....................................       (111)        89     --
  Equity in net income of real estate venture........................................        294     --         --
  Net gain on sale of property.......................................................     --            975        460
  Net gain on sale of loan servicing (Note 6)........................................     --          1,008        412
  Miscellaneous......................................................................      1,122      1,131      1,475
                                                                                       ---------  ---------  ---------
        Total other income...........................................................      4,437      4,030     10,069
                                                                                       ---------  ---------  ---------
OTHER EXPENSES:
  Employee compensation and benefits (Notes 13, 14)..................................     13,900     13,849     15,905
  Early retirement program...........................................................     --          2,361     --
  Occupancy and equipment (Note 16)..................................................      4,223      4,259      4,830
  Federal deposit insurance premium (Note 1).........................................      1,582      1,799      8,848
  Provision for losses and net (gains) losses on sale of real estate owned (Note
   1)................................................................................       (410)        74        451
  Advertising and promotion..........................................................        801        679        663
  Miscellaneous......................................................................      2,730      3,588      4,905
                                                                                       ---------  ---------  ---------
        Total other expenses.........................................................     22,826     26,609     35,602
                                                                                       ---------  ---------  ---------
INCOME BEFORE PROVISION FOR INCOME TAXES.............................................      9,301      9,224        995
                                                                                       ---------  ---------  ---------
PROVISION (BENEFIT) FOR INCOME TAXES: (Notes 1, 12)
  Current............................................................................      3,355      3,672      5,288
  Deferred...........................................................................        147        (94)    (4,842)
                                                                                       ---------  ---------  ---------
        Total provision for income taxes.............................................      3,502      3,578        446
                                                                                       ---------  ---------  ---------
NET INCOME...........................................................................  $   5,799  $   5,646  $     549
                                                                                       =========  =========  =========
PRIMARY AND FULLY DILUTED EARNINGS PER SHARE (Note 1)................................  $    1.05  $    1.11  $    0.11
                                                                                       =========  =========  =========

                 See notes to consolidated financial statements.

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1994, 1995, AND 1996
                                 (IN THOUSANDS)

                                                                                                 Common       Common
                                                        Additional                                Stock        Stock
                                            Common        Paid-in     Retained     Treasury     Purchased    Purchased
                                             Stock        Capital     Earnings       Stock       by ESOP      by RRP
                                         -------------  -----------  -----------  -----------  -----------  -----------
Balance at September 30, 1993..........    $   55        $  52,423    $  56,200    $  --        $  (4,232)   $  (2,116)
  Cumulative effect of change in method
   of accounting for investments in
   debt and equity securities, net of
   income taxes........................       --            --           --           --           --           --
  Net income...........................       --            --            5,799       --           --           --
  Additional conversion expenses.......       --               (18)      --           --           --           --
  Unrealized gain on securities and
   mortgage-backed and related
   securities transferred from
   available-for-sale to
   held-to-maturity, net of income
   taxes...............................       --            --           --           --           --           --
  Accretion of unrealized gain on
   securities and mortgage-backed and
   related securities transferred from
   available-for-sale to
   held-to-maturity, net of income
   taxes...............................       --            --           --           --           --           --
  Change in unrealized losses on
   securities available-for-sale and
   mortgage-backed and related
   securities available-for-sale, net
   of income taxes.....................       --            --           --           --           --           --
  Amortization of deferred compensation
   -- Employee Stock Ownership Plan and
   Recognition and Retention Plans.....       --            --           --           --            1,058        1,005
  Purchase of Treasury Stock at cost
   (274,819 shares)....................       --            --           --           (4,573)      --           --
  Exercise of stock options by certain
   directors and employees.............       --              (470)      --              855       --           --
                                             ----           ------    ---------     --------     --------     --------
Balance at September 30, 1994..........       55            51,935       61,999       (3,718)      (3,174)      (1,111)
                                             ----           ------    ---------     --------     --------     --------
  Net income...........................       --            --            5,646       --           --           --
  Accretion of unrealized gain on
   securities and mortgage-backed and
   related securities transferred from
   available-for-sale to
   held-to-maturity, net of income
   taxes...............................       --            --           --           --           --           --
  Change in unrealized losses of
   securities available-for-sale and
   mortgage-backed and related
   securities available-for-sale, net
   of income taxes.....................       --            --           --           --           --           --
  Amortization of deferred compensation
   -- Employee Stock Option Plan and
   Recognition and Retention Plans.....       --               522       --           --              665          490
  Purchase of Treasury Stock at cost
   (225,600 shares)....................       --            --           --           (4,902)      --           --
  Exercise of stock options by certain
   directors and employees.............       --              (724)      --            1,337       --           --
  Dividends of $0.20 per share.........       --            --           (1,053)      --           --           --
                                             ----           ------    ---------     --------     --------     --------
Balance at September 30, 1995..........       55            51,733       66,592       (7,283)      (2,509)        (621)


                                          Unrealized
                                          (Decrease)
                                          Increase in
                                          Fair Value      Total
                                         on Available-   Stock-
                                           for-Sale     holders'
                                          Securities     Equity
                                         -------------  ---------
Balance at September 30, 1993..........    $  --        $ 102,330
  Cumulative effect of change in method
   of accounting for investments in
   debt and equity securities, net of
   income taxes........................          546          546
  Net income...........................       --            5,799
  Additional conversion expenses.......          (18)
  Unrealized gain on securities and
   mortgage-backed and related
   securities transferred from
   available-for-sale to
   held-to-maturity, net of income
   taxes...............................          142          142
  Accretion of unrealized gain on
   securities and mortgage-backed and
   related securities transferred from
   available-for-sale to
   held-to-maturity, net of income
   taxes...............................          (33)         (33)
  Change in unrealized losses on
   securities available-for-sale and
   mortgage-backed and related
   securities available-for-sale, net
   of income taxes.....................       (6,179)      (6,179)
  Amortization of deferred compensation
   -- Employee Stock Ownership Plan and
   Recognition and Retention Plans.....       --            2,063
  Purchase of Treasury Stock at cost
   (274,819 shares)....................       --           (4,573)
  Exercise of stock options by certain
   directors and employees.............       --              385
                                            --------    ---------
Balance at September 30, 1994..........       (5,524)     100,462
  Net income...........................       --            5,646
  Accretion of unrealized gain on
   securities and mortgage-backed and
   related securities transferred from
   available-for-sale to
   held-to-maturity, net of income
   taxes...............................          (57)         (57)
  Change in unrealized losses of
   securities available-for-sale and
   mortgage-backed and related
   securities available-for-sale, net
   of income taxes.....................        2,225        2,225
  Amortization of deferred compensation
   -- Employee Stock Option Plan and
   Recognition and Retention Plans.....       --            1,677
  Purchase of Treasury Stock at cost
   (225,600 shares)....................       --           (4,902)
  Exercise of stock options by certain
   directors and employees.............       --              613
  Dividends of $0.20 per share.........       --           (1,053)
                                            --------    ---------
Balance at September 30, 1995..........       (3,356)     104,611


                                                              (CONTINUED)

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1994, 1995, AND 1996
                                 (IN THOUSANDS)

                                                                                                 Common       Common
                                                        Additional                                Stock        Stock
                                                          Paid-in     Retained     Treasury     Purchased    Purchased
                                         Common Stock     Capital     Earnings       Stock       by ESOP      by RRP
                                         -------------  -----------  -----------  -----------  -----------  -----------
Balance at September 30, 1995..........           55        51,733       66,592       (7,283)      (2,509)        (621)
  Net income...........................       --            --              549       --           --           --
  Accretion of unrealized gain on
   securities and mortgage-backed and
   related securities transferred from
   available-for-sale to
   held-to-maturity, net of income
   taxes...............................       --            --           --           --           --           --
  Change in unrealized losses on
   securities available-for-sale and
   mortgage-backed and related
   securities available-for-sale, net
   of income taxes.....................       --            --           --           --           --           --
  Amortization of deferred compensation
   -- Employee Stock Ownership Plan and
   Recognition and Retention Plans.....       --               733       --           --              740          460
  Issuance of 299,478 shares of
   Treasury Stock for the purchase of
   PBS Financial Corp..................       --               496       --            6,130       --           --
  Purchase of Treasury Stock at cost
   (345,853 shares)....................       --            --           --           (7,642)      --           --
  Exercise of stock options by certain
   directors and employees.............       --               (71)      --              135       --           --
  Dividends of $0.40 per share.........       --            --           (2,077)      --           --           --
                                           ---------     ---------    ---------    ---------    ---------    ---------
Balance at September 30, 1996..........    $      55     $  52,891    $  65,064    $  (8,660)   $  (1,769)   $    (161)
                                           =========     =========    =========    =========    =========    =========



                                          Unrealized
                                          (Decrease)
                                          Increase in
                                          Fair Value      Total
                                         on Available-   Stock-
                                           for-Sale     holders'
                                          Securities     Equity
                                         -------------  ---------
Balance at September 30, 1995..........       (3,356)     104,611
  Net income...........................       --              549
  Accretion of unrealized gain on
   securities and mortgage-backed and
   related securities transferred from
   available-for-sale to
   held-to-maturity, net of income
   taxes...............................          (41)         (41)
  Change in unrealized losses on
   securities available-for-sale and
   mortgage-backed and related
   securities available-for-sale, net
   of income taxes.....................        1,402        1,402
  Amortization of deferred compensation
   -- Employee Stock Ownership Plan and
   Recognition and Retention Plans.....       --            1,933
  Issuance of 299,478 shares of
   Treasury Stock for the purchase of
   PBS Financial Corp..................       --            6,626
  Purchase of Treasury Stock at cost
   (345,853 shares)....................       --           (7,642)
  Exercise of stock options by certain
   directors and employees.............       --               64
  Dividends of $0.40 per share.........       --           (2,077)
                                           ---------    ---------
Balance at September 30, 1996..........    $  (1,995)   $ 105,425
                                           =========    =========

                See notes to consolidated financial statements.

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

                                                                                  For the Years Ended
                                                                                     September 30,
                                                                            -------------------------------
                                                                              1994       1995       1996
                                                                            ---------  ---------  ---------
CASH FLOW FROM (FOR) OPERATING ACTIVITIES:
 Net income..............................................................  $   5,799  $   5,646  $     549
  Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
    Depreciation..........................................................      1,516      1,308      1,227
    Employee Stock Ownership Plan and Recognition and Retention Plan
     Compensation Expense.................................................      2,063      1,677      1,933
    Federal Home Loan Bank stock dividend.................................       (405)    --         --
    Accretion of discounts, amortization of premiums, and other deferred
     yield items..........................................................        276       (910)      (538)
    Amortization of goodwill..............................................     --         --            145
    Provision for loans and real estate losses............................        135        261     15,704
    Provision for losses and net (gains) losses on sales of real estate
     owned................................................................       (410)        74        451
    Net realized and unrealized (gain) loss on trading securities.........        121        (89)    --
  Purchase of trading securities..........................................    (19,959)    --         --
  Sale of trading securities..............................................     14,932      5,003     --
  Net (gain) loss on sale of:
    Loans.................................................................        (71)       (84)    (3,494)
    Mortgage-backed and related securities available-for sale.............       (409)     1,360        (63)
    Other securities......................................................        (65)       473       (959)
    Property and equipment................................................     --           (975)      (460)
  Decrease in loans held for sale.........................................        910        127     --
  Changes in assets and liabilities net of effects from purchase of PBS
   Financial Corp.:
    Increase in accrued interest receivable...............................     (1,316)    (1,496)      (792)
    (Increase) decrease in other assets...................................     (2,835)     1,743     (1,330)
    Increase in other liabilities -- net of change in dividends payable
     and deferred taxes...................................................         71      4,339     (1,348)
                                                                            ---------  ---------  ---------
        Net cash provided by operating activities.........................        353     18,457     11,025
                                                                            ---------  ---------  ---------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
  Loan originations and principal payments on loans.......................   (150,144)  (255,190)  (286,867)
  Principal payments received on mortgage-backed and related securities...    148,408     42,877     37,830
  Purchases of:
    Loans.................................................................     (6,659)    (5,687)    (3,712)
    Mortgage-backed and related securities held-to-maturity...............    (66,346)   (49,883)    --
    Mortgage-backed and related securities available-for-sale.............   (194,823)    --        (41,360)
    Securities held-to-maturity...........................................    (14,881)   (13,475)    --
    Securities available-for-sale.........................................    (85,034)   (74,906)  (361,931)
    Office properties and equipment.......................................     (8,063)    (1,313)    (7,237)
  Proceeds from sales of:
    Loans.................................................................      7,462     13,991    164,301
    Mortgage-backed and related securities available-for-sale.............     64,359     94,391     18,040
    Securities available-for-sale.........................................     83,741    100,965    294,117
    Repossessed automobiles...............................................     --            407     11,928
    Real estate acquired in settlement of loans...........................      2,826      1,085      2,395
    Office properties and equipment.......................................         11      1,307      1,593
  (Purchase) sale of Federal Home Loan Bank stock.........................     (1,631)        52       (525)
  Proceeds from maturities of securities..................................     --         19,952    125,587
  Cash acquired through purchase of PBS Financial Corp. net of cash
   payments relating to purchase..........................................     --         --          9,873
  Investment in real estate venture.......................................      3,807     --         --
  Other investing activities..............................................         56     (4,340)    (4,509)
                                                                            ---------  ---------  ---------
        Net cash used for investing activities............................   (216,911)  (129,767)   (40,477)
                                                                            ---------  ---------  ---------

                                                                     (Continued)

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

                                                                                  For the Years Ended
                                                                                     September 30,
                                                                            -------------------------------
                                                                              1994       1995       1996
                                                                            ---------  ---------  ---------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
  Purchase of Treasury Stock at cost......................................     (4,573)    (4,902)    (7,642)
  Exercise of stock options...............................................        110        613         64
  Decrease in additional paid in capital due to additional conversion
   expenses...............................................................        (18)    --         --
  Net increase (decrease) in:
    NOW accounts, demand deposits, and savings accounts...................    (18,091)   (19,332)    55,343
    Certificates of deposit...............................................     37,915    179,720     98,872
    Advances from Federal Home Loan Bank..................................    145,850     (1,050)    29,900
    Securities sold under agreement to repurchase.........................     57,717    (39,290)    (8,427)
    Advances by borrowers for taxes and insurance.........................      1,869      2,328       (539)
    Dividends paid on stock...............................................     --           (790)    (1,838)
                                                                            ---------  ---------  ---------
        Net cash provided by financing activities.........................    220,779    117,297    165,733
                                                                            ---------  ---------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS.................................      4,221      5,987    136,281
CASH AND CASH EQUIVALENTS, Beginning of year..............................     14,924     19,145     25,132
                                                                            ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, End of year....................................  $  19,145  $  25,132  $ 161,413
                                                                            =========  =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS Supplemental Disclosure of Cash Flow
  Information:
    Cash paid for income taxes............................................  $   2,131  $   3,806  $   6,508
                                                                            =========  =========  =========
    Cash paid for interest on deposits and other borrowings...............  $  29,162  $  48,003  $  60,640
                                                                            =========  =========  =========
  Supplemental Schedule of Noncash Investing and and Financing Activities:
    Repossessed automobiles acquired in settlement of loans...............  $  --      $     765  $  21,122
                                                                            =========  =========  =========
    Real estate acquired in settlement of loans...........................  $   1,595  $   1,057  $     961
                                                                            =========  =========  =========
  Decrease (increase) in unrealized loss on available-for-sale securities.  $  (5,524) $   2,168  $   1,361
                                                                            =========  =========  =========

On December 8, 1995 the Company purchased all of the stock of PBS Financial
 Corp.
Consideration paid for PBS:
  Cash....................................................................                        $   1,107
  Capital stock issued....................................................                            6,626
                                                                                                  ---------
  Total purchase price....................................................                            7,733
  Fair value of net assets acquired.......................................                           (4,763)
                                                                                                  ---------
  Goodwill................................................................                        $   2,970
                                                                                                  =========

                 See notes to consolidated financial statements.

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

    First Palm Beach Bancorp, Inc. (the "Company") was organized in May 1993 as the holding company for First Bank of Florida (the "Bank"), formerly First Federal Savings and Loan Association of the Palm Beaches, in connection with the Bank's conversion (the "Conversion") from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association. The Bank changed its name from First Federal Savings and Loan Association of the Palm Beaches to First Bank of Florida on October 15, 1996. On September 29, 1993, the Company completed its initial public offering and sold 5,496,375 shares of common stock at $10.00 per share to depositors, borrowers, and the employees of the Bank during the subscription offering. The proceeds from the Conversion, after recognizing Conversion expenses and underwriting costs of $2.5 million, were $52.5 million and are recorded as common stock and additional paid-in capital in the accompanying consolidated statements of financial condition. The Company utilized $25.2 million of the net proceeds to purchase all of the capital stock of the Bank.

    On December 8, 1995 (the "Effective Date"), the Company completed the acquisition of PBS Financial Corp. ("PBS") by means of the merger (the "Merger") of PBS with and into the Company, pursuant to an Agreement and Plan of Merger between the Company and PBS dated as of May 31, 1995 (the "Agreement"). Concurrently with the Merger, Palm Beach Savings and Loan, F.S.A. ("Palm Beach Savings"), the savings and loan subsidiary of PBS, merged with and into the Bank in accordance with the Plan of Merger and Combination dated May 31, 1995 between Palm Beach Savings and the Bank. In conjunction with and as a part of the Merger, each of the 283,700 shares of PBS Class A common stock issued and outstanding and 419,300 shares of PBS Class B common stock issued and outstanding as of the Effective Date was converted into (i) .426 of a share of the Company's Common Stock and (ii) a cash payment of $0.75 per share of PBS common stock. Based on an aggregate of 703,000 shares of PBS Class A and Class B common stock issued and outstanding, the Company issued in the aggregate 299,478 shares of the Company's Common Stock and made $527,250 in cash payments. Also in conjunction with the Merger, the Company paid $88,544 in exchange for all outstanding PBS options and $459,536 in exchange for all outstanding PBS warrants.

    The supplemental proforma information related to the Bank's acquisition of PBS for the years ended September 30, 1995 and 1996 is considered immaterial to the consolidated operations of the Company.

    The accounting and reporting policies of the Company and the Bank conform, in all material respects, to generally accepted accounting principles. The following summarizes the more significant of these policies and practices.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and the Bank, and the Bank's wholly-owned subsidiaries, The Big First, Inc., First Corporate Center, Inc., and First Bank of Florida Mortgage Corporation. The Company's business is conducted principally through the Bank. At September 30, 1996, the Company reimbursed the Bank for services rendered by Bank employees on behalf of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

    The Bank was organized in 1934 as a federally chartered savings and loan association. The Bank's principal business has been and continues to be attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one-to four-family, owner occupied residential mortgage loans, construction loans, consumer and other loans, commercial real estate loans and multi-family residential mortgage loans.

    The Big First, Inc. was formed in March 1981. The primary purpose of this service corporation was the development of residential real estate. This service corporation is currently inactive.

    First Corporate Center, Inc. was formed in 1995. The primary purpose of the service corporation is to engage in maintenance and management of improved real estate. It currently manages one building of the Reflections Office Centre owned by the Company.

    First Bank of Florida Mortgage Corporation, formerly First Federal Mortgage Corporation, was formed in 1982. The primary purpose of the corporation is to provide mortgage brokerage services.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH EQUIVALENTS

    For presentation purposes in both the consolidated statements of financial condition and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

SECURITIES AVAILABLE-FOR-SALE AND MORTGAGE-BACKED AND RELATED SECURITIES AVAILABLE-FOR SALE

    Securities available-for-sale and mortgage-backed and related securities available-for-sale as of September 30, 1995 and 1996 are carried at fair value, based upon market or broker quotations. Deferred income taxes are provided on any unrealized appreciation or decline in value. Such appreciation or decline in value, net of deferred taxes, is reflected as a separate component of stockholders' equity. Securities available-for-sale as of September 30, 1993 were carried at lower of cost or market value with any unrealized decline recognized by charges to earnings. This different accounting treatment is caused by the fact that Statement of Financial Accounting Standards ("SFAS No. 115") "Accounting for Certain Investments in Debt and Equity Securities" was implemented effective October 1, 1993. The cumulative effect of adopting SFAS No. 115 is reflected as an adjustment to stockholders' equity as of the beginning of the year ended September 30, 1994.

SECURITIES HELD-TO-MATURITY AND MORTGAGE-BACKED AND RELATED SECURITIES HELD-TO-MATURITY

    Securities held-to-maturity and mortgage-backed and related securities held-to-maturity are carried at amortized cost. Premiums and discounts related to these securities are amortized to expense and accreted to income over the life of the securities using the interest method. These securities are classified as held-to-maturity based on management's intent and the Bank's ability to hold such securities to maturity.

TRADING SECURITIES

    Trading securities are carried at fair value, based upon market quotations. Unrealized holding gains or losses are included in earnings.

LOANS HELD FOR SALE

    Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to earnings.

INTEREST RATE RISK

    The Bank is engaged principally in providing first mortgage loans (both adjustable rate and fixed rate mortgage loans) to individuals (see Note 6 for the composition of the mortgage loan portfolio at September 30, 1995 and 1996). To a lesser extent, the Bank also purchases and holds investment securities which primarily provide both fixed rate and floating rate returns. Mortgage loans and investment securities are funded primarily with short-term liabilities that have interest rates that vary with market rates over time. Net interest income and the market value of net interest-earning assets will fluctuate based on changes in interest rates and changes in the levels of interest-sensitive assets and liabilities. The actual duration of interest-earning assets and interest-bearing liabilities may differ significantly from the stated duration as a result of prepayment, early withdrawals and similar factors.

PROVISION FOR LOAN LOSSES

    Provision for loan losses, which increase the allowance for loan losses, is established by charges to earnings. Such allowance represents the amounts which, in management's judgment, are adequate to absorb charge-offs of existing loans which may become uncollectible. The adequacy of the allowance is determined by management's continuing evaluation of the loan portfolio in light of past loss experience, present economic conditions, and other factors considered relevant by management at the financial statement date. Loan evaluation occurs on a monthly basis with corresponding loan provisions adjusted quarterly. Anticipated changes in economic factors which may influence the level of the allowance are considered in the evaluation by management when the likelihood of the changes can be reasonably determined. In estimating the allowance for losses, consideration is given to asset performance, the financial condition of borrowers or guarantors, additional collateral provided, current and anticipated economic conditions, appraisals, cost of disposal, and holding costs. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary, which may be material, if economic conditions differ substantially from the assumptions used in making the evaluation. If additions to the original estimate of the allowance for loan losses are deemed necessary, they will be reported in earnings in the period in which they become reasonably estimable.

REAL ESTATE OWNED

    Properties acquired through foreclosure or a deed in lieu of foreclosure are initially recorded at cost, which is the estimated fair value of the property at the time the loan is foreclosed. If the fair value less the estimated cost to sell an individual property declines below the cost of such property, a provision for losses is charged to earnings.

    Subsequent costs relating to the improvement of property are capitalized in amounts not to exceed the property's fair value. Costs relating to holding the property are charged to expense when incurred.

    The amounts the Bank could ultimately recover from property acquired by foreclosure or deed in lieu of foreclosure could differ materially from the amounts used in arriving at the net carrying value of the assets because of future market factors beyond the Bank's control or changes in the Bank's strategy for attempting to recover its investment.

REPOSSESSED AUTOMOBILES

    Repossessed automobiles are carried at estimated fair value, which approximates management's estimate of proceeds to be received at time of disposition.

OFFICE PROPERTIES AND EQUIPMENT

    Office properties and equipment are carried at cost less accumulated depreciation. Land is carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from five to fifty years for buildings and improvements and three to ten years for furniture and equipment.

GOODWILL

    The Bank recorded goodwill in the amount of $2,970,000 in connection with the acquisition of PBS in December 1995. Such goodwill represents the excess of cost over net assets and identifiable intangible assets acquired in such acquisition. Goodwill is being amortized on a straight-line basis over 15 years. At September 30, 1996 the Bank had recorded $145,000 of accumulated amortization.

UNCOLLECTED INTEREST

    The Bank does not accrue interest on mortgage loans on which principal and/or interest is 90 days or more past due, unless the loan is fully secured and in the process of collection. At the time interest accruals are ceased, the Bank reverses previously accrued interest or provides an allowance for the loss of the uncollected interest. Interest ultimately collected is credited to income in the period of recovery.

LOAN ORIGINATION FEES AND COSTS

    Loan origination fees result from services performed by the Bank in originating mortgage loans. Such fees and certain direct incremental costs related to origination of such loans are deferred and reflected as an adjustment to the carrying value of mortgage loans. Deferred loan fees and costs are amortized to income over the life of the loans using the interest method. Fees paid to dealers in connection with the origination of consumer loans are deferred and amortized over the life of the loan using the interest method.

INCOME TAXES

    Deferred income taxes are provided on elements of income that are recognized for financial accounting purposes in periods different from such items recognized for income tax purposes in accordance with the provisions of SFAS No.

109, "Accounting for Income Taxes."

EARNINGS PER SHARE

    Primary and fully diluted earnings per share for the years ended September 30, 1994, 1995 and 1996 were determined by dividing net income for fiscal year 1994 by 5,522,568 and 5,534,379; for fiscal year 1995 by 5,071,942 and
5,098,853; and for fiscal year 1996 by 5,093,975 and 5,101,625, the weighted average number of shares of common stock and common stock equivalents outstanding, respectively. Effective October 1, 1994, the Company implemented a Statement of Position ("SOP") entitled "Employers' Accounting for Employee Stock Ownership Plans." The SOP requires that unallocated ESOP shares be excluded from outstanding shares when calculating earnings per share. Earnings per share of common stock for the year ended September 30, 1994 were calculated including unallocated ESOP shares. Stock options are regarded as common stock equivalents and therefore considered in the primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

IMPACT OF NEW ACCOUNTING STANDARDS

    In November 1995, FASB issued "A Guide to Implementation of SFAS No. 115 on Accounting for Certain Investments in Debt and Equity Securities -- Questions and Answers" ("SFAS 115 Q&A Guide"). SFAS 115 Q&A Guide includes a one-time opportunity for entities which had previously adopted the provisions of SFAS 115 to reconsider their ability and intent to hold securities to maturity and such entities would be allowed to transfer securities from the held-to-maturity category to available-for-sale without calling into question the intent to hold securities to maturity. SFAS 115 Q&A Guide required that any one-time reclassifications must occur between November 15, 1995 and December 31, 1995. In November 1995, the Bank reclassified $10.5 million of municipal securities and $20.0 million of U.S. Treasury notes from held-to-maturity to available-for-sale. Of the reclassified amounts, $15.6 million were sold during the fiscal year, and the Bank recorded net gains of $811,000.

    In May 1995, FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Statement, which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," requires that an entity with mortgage banking operations recognize as separate assets rights to service mortgage loans for others. An entity that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values if it is practicable to estimate fair value. SFAS No. 122 applies prospectively in fiscal years beginning after December 15, 1995 to sales of mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of this Statement. SFAS No. 122, when adopted, is not expected to have a material effect on the Company's consolidated financial statements.

    In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement requires certain disclosures about stock-based employee compensation arrangements, regardless of the method used to account for them, and defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for stock based compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value method of accounting defined in this Statement had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The disclosure requirements of this Statement are effective for financial statements for fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Management is in the process of considering the alternatives presented in SFAS No. 123.

IMPACT OF NEW LEGISLATIVE ISSUES

    In August 1996, Congress passed legislation which repeals the Bank's present method of accounting for bad debts for federal income tax purposes. As discussed in Note 12 to the consolidated financial statements, the Bank currently uses the percentage of taxable income method to determine its bad debt deduction in the computation of its taxable income. Under the new legislation, the Bank will be required to use the specific charge-off method, which may result in a different deduction for bad debts in determining taxable income than as presently computed under its current method. Additionally, the Bank will be required to recapture its post-1987 additions to its bad debt reserves. Because the Bank has provided deferred taxes for the income tax bad debt reserves established after 1987, management does not anticipate any additional income tax liability related to the recapture. The new legislation is effective for taxable years beginning after December 31, 1995.

    On September 30, 1996, Congress passed and the President signed the Deposit Insurance Funds Act of 1996 which mandated that all depository institutions that are insured by the Savings Associations Insurance Fund ("SAIF") pay a one-time special assessment of 65.7 basis points (subject to certain adjustments) on SAIF-insured deposits that were held at March 31, 1995 by November 27, 1996 to recapitalize the SAIF portion of the Federal Deposit Insurance Corporation ("FDIC") fund. The assessment is intended to bring the SAIF's reserve ratios to a comparable level of the Bank Insurance Fund at 1.25% of total insured deposits. In connection with the recapitalization, the FDIC also lowered SAIF premiums from $0.23 per $100 to $0.064 per $100 of insured deposits in January 1997. The Bank's pre-tax share of this special assessment totals $6.6 million and is included in the consolidated financial statements at September 30, 1996.

RECLASSIFICATIONS

    Certain amounts in the 1994 and 1995 consolidated financial statements have been reclassified to conform to the presentation for 1996.

2.  SECURITIES AVAILABLE-FOR-SALE

    Securities available-for-sale at September 30, 1995 and 1996 are summarized as follows:

                                                                Gross          Gross
                                                Amortized    Unrealized     Unrealized     Estimated
                                                  Costs         Gains         Losses      Fair Value
                                               -----------  -------------  -------------  -----------
                                                                   (In thousands)
September 30, 1995:
  United States Government and agency
   securities................................   $   2,000     $  --          $  --         $   2,000
  Securities Purchased Under Agreement to
   Resell....................................      30,443        --             --            30,443
                                                ---------     ---------      ---------     ---------
                                                $  32,443     $  --          $  --         $  32,443
                                                =========     =========      =========     =========
  Weighted average interest rate.............        6.43%
                                                =========

September 30, 1996:
  United States Government and agency
   securities................................   $  27,002     $     114      $      11     $  27,105
  Certificates of deposit....................         396        --             --               396
  Other investments..........................          50        --             --                50
                                                ---------     ---------      ---------     ---------
                                                $  27,448     $     114      $      11     $  27,551
                                                =========     =========      =========     =========
  Weighted average interest rate.............        6.28%
                                                =========

    The Bank enters into purchases of mortgage-backed securities under agreements to resell substantially identical securities. The Bank had no securities purchased under agreements to resell at September 30, 1996. The securities underlying such agreements are book-entry securities. During the years ended September 30, 1995 and 1996, the securities were delivered into a third-party custodian's account designated by the Bank under a written custodial agreement that explicitly recognized the Bank's interest in the securities. During the fiscal years ended September 30, 1995 and September 30, 1996, the securities purchased under agreements to resell had maturities ranging from daily to monthly and averaged approximately $8,822,000 and $15,551,000, respectively. The maximum amounts outstanding at any month end during 1994, 1995 and 1996 were $-0-, $30,443,000 and $60,153,000, respectively.

    Proceeds from the sale of securities available-for-sale were $83,741,000, $100,965,000 and $294,117,000 during the fiscal years ended September 30, 1994, 1995 and 1996, respectively. During the fiscal years ended September 30, 1994, 1995 and 1996, sales resulted in gross realized gains of $202,000, $149,000 and $996,000, respectively and gross losses of $147,000, $572,000 and $37,000, respectively.

    In November 1995, the Bank reclassified $10.5 million of municipal securities and $20.0 million of U.S. Treasury notes from held-to-maturity to available-for-sale, in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities -- Questions and Answers Guide," which allowed a one-time reclassification of securities between held-to-maturity and available-for-sale.

    At September 30, 1996, the Bank had pledged $2.0 million par value of securities available-for-sale as collateral for treasury, tax and loan accounts.

    The table below sets forth the contractual maturity distribution of the Bank's securities available-for-sale at September 30, 1996:

                                                                          Carrying     Estimated
                                                                            Value     Fair Value
                                                                         -----------  -----------
                                                                              (In thousands)
Due in one year or less................................................   $  12,394    $  12,384
Due after one year through five years..................................      15,054       15,167
                                                                          ---------    ---------
                                                                          $  27,448    $  27,551
                                                                          =========    =========


3.  SECURITIES HELD-TO-MATURITY

    Securities held-to-maturity at September 30, 1995 and 1996 are summarized as follows:

                                                                Gross          Gross
                                                Amortized    Unrealized     Unrealized     Estimated
                                                  Costs         Gains         Losses      Fair Value
                                               -----------  -------------  -------------  -----------
                                                                   (In thousands)
September 30, 1995:
  United States Government and agency
  securities.................................   $  38,110     $     169      $     291     $  37,988
  Municipal bonds............................      10,388           900         --            11,288
                                                ---------     ---------      ---------     ---------
                                                $  48,498     $   1,069      $     291     $  49,276
                                                =========     =========      =========     =========
  Weighted average interest rate.............        5.26%
                                                =========

September 30, 1996:
  United States Government and agency
   securities................................   $   6,981     $      61      $  --         $   7,042
                                                =========     =========      =========     =========
  Weighted average interest rate.............        6.61%
                                                =========

    Sales of securities held-to-maturity and a security which was called in the fiscal year ended September 30, 1995 were $19,952,000. These securities were sold within three months of maturity and resulted in losses of $50,000. There were no sales of securities held-to-maturity during the year ended September 30, 1996.

    The table below sets forth the contractual maturity distribution of the Bank's securities held-to-maturity at September 30, 1996:

                                                                          Carrying     Estimated
                                                                            Value     Fair Value
                                                                         -----------  -----------
                                                                              (In thousands)
Due in one year or less................................................   $   2,000    $   2,000
Due after one year through five years..................................       4,981        5,042
                                                                          ---------    ---------
                                                                          $   6,981    $   7,042
                                                                          =========    =========

4.  MORTGAGE-BACKED AND RELATED SECURITIES AVAILABLE-FOR-SALE

    Mortgage-backed and related securities available-for-sale at September 30, 1995 and 1996 are summarized as follows:

                                                                Gross          Gross
                                                Amortized    Unrealized     Unrealized     Estimated
                                                  Costs         Gains         Losses      Fair Value
                                               -----------  -------------  -------------  -----------
                                                                   (In thousands)
September 30, 1995:
  GNMA pass-through certificates.............   $     116     $      17      $  --         $     133
  Collateralized mortgage obligations........      87,039        --              5,712        81,327
                                                ---------     ---------      ---------     ---------
Total........................................   $  87,155     $      17      $   5,712     $  81,460
                                                =========     =========      =========     =========
September 30, 1996:
  FHLMC pass-through certificates............   $  14,090     $      38      $  --         $  14,128
  FNMA pass-through certificates.............       9,944            37         --             9,981
  Collateralized mortgage obligations........      85,310             1          3,554        81,757
                                                ---------     ---------      ---------     ---------
Total........................................   $ 109,344     $      76      $   3,554     $ 105,866
                                                =========     =========      =========     =========

    Proceeds from the sales of mortgage-backed and related securities available-for-sale were $64,359,000, $94,391,000 and $18,040,000 during the fiscal years ended September 30, 1994, 1995 and 1996, respectively. During the fiscal years ended September 30, 1994, 1995 and 1996, sales resulted in gross realized gains of $416,000, $3,000 and $81,000, respectively and gross losses of $7,000, $1,363,000 and $18,000, respectively.

    Mortgage-backed and related securities represent participating interests in pools of long-term first mortgage loans. Although mortgage-backed and related securities are initially issued with a stated maturity date, the underlying mortgage collateral may be prepaid by the mortgagee and, therefore, such securities may not reach their maturity date.

    The Bank also invests in mortgage-related securities such as collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). CMOs and REMICs are generally divided into tranches whereby principal repayments from the underlying mortgages are used in a predetermined order to retire the securities according to the priority of the tranches. The Bank invests in the following collateralized mortgage obligation tranches: first or second sequential; planned amortization class ("PAC"); targeted amortization class ("TAC"); and support or companion floating rate tranches. Such tranches have stated maturities ranging from 6 to 30 years, but because of prepayments, the expected weighted average life of these securities is approximately 4.4 years. At September 30, 1996, the Bank had $131.4 million in CMOs/REMICs. Of this amount, $49.6 million represents CMOs/REMICs classified as held-to-maturity with an approximate fair value of $49.2 million, and $81.8 million represents CMOs/REMICs classified as available-for-sale and reported at fair value. Market quotes are affected by key assumptions made when estimating fair value, including prepayment speeds, spreads to treasury securities and interest rate caps. Changes in key market assumptions may result in material fluctuations in the fair value of the CMO/REMICs and in the unrealized gain or loss on such securities. The majority of the CMOs/REMICs owned by the Bank are insured or guaranteed, either directly or indirectly, through mortgage-backed securities underlying the obligations by either the FNMA, FHLMC or GNMA. Depending on the amount of the Bank's mortgage-backed securities available-for-sale, fluctuations in the interest rate environment and other factors, stockholders' equity may be materially affected by categorizing these securities as available-for-sale. The Bank's CMOs/REMICs include $54.8 million of floating rate securities with interest caps ranging from 9% to 11.6%. The Bank's CMOs/REMICs may be subject to volatile price movements which usually result from prepayment on the underlying obligations. The Bank's CMOs/REMICs have coupon rates ranging from 5.0% to 7.5% and had a weighted average yield of 6.10% at September 30, 1996. The Bank purchases only CMOs/REMICs rated AA or better by nationally recognized rating services. Management estimates that the $76.6 million of fixed rate tranches have an expected average life of approximately 3.7 years.


5.  MORTGAGE-BACKED AND RELATED SECURITIES HELD-TO-MATURITY

    Mortgage-backed and related securities held-to-maturity at September 30, 1995 and 1996, are summarized as follows:

                                                                Gross          Gross
                                                Amortized    Unrealized     Unrealized     Estimated
                                                  Costs         Gains         Losses      Fair Value
                                               -----------  -------------  -------------  -----------
                                                                   (In thousands)
September 30, 1995:
  GNMA pass-through certificates.............   $  31,667     $     744      $     108     $  32,303
  FHLMC pass-through certificates............      11,793           317         --            12,110
  FNMA pass-through securities...............      49,602           545              9        50,138
  Collateralized mortgage obligations........      63,920           440          1,482        62,878
                                                ---------     ---------      ---------     ---------
Total........................................   $ 156,982     $   2,046      $   1,599     $ 157,429
                                                =========     =========      =========     =========

September 30, 1996:
  GNMA pass-through certificates.............   $  28,269     $     679      $  --         $  28,948
  FHLMC pass-through certificates............       9,267           242         --             9,509
  FNMA pass-through certificates.............      39,292           586             66        39,812
  Collateralized mortgage obligations........      49,579           274            627        49,226
                                                ---------     ---------      ---------     ---------
Total........................................   $ 126,407     $   1,781      $     693     $ 127,495
                                                =========     =========      =========     =========

    Although mortgage-backed and related securities held-to-maturity are initially issued with a stated maturity date, the underlying mortgage collateral may be prepaid by the mortgagee and, therefore, such securities may not reach their maturity date. There were no sales of mortgage-backed and related securities held-to-maturity during the years ended September 30, 1994, 1995 and 1996.

    At September 30, 1996, the Bank had pledged $29.1 million par value of mortgage-backed and related securities held-to-maturity as collateral for municipal funds on deposit and securities sold under agreements to repurchase.

6.  LOANS RECEIVABLE

    Loans receivable at September 30, 1995 and 1996 consisted of the following:

                                                                      For the Years Ended
                                                                         September 30,
                                                                      --------------------
                                                                        1995       1996
                                                                      ---------  ---------
                                                                         (In thousands)
Real estate mortgage loans:
  One-to four-family................................................  $ 587,598  $  652,606
  Commercial real estate............................................     35,610      51,754
  Multi-family......................................................     11,837      17,564
  Land..............................................................     17,261      24,489
Real estate construction loans......................................    101,538     130,499
Consumer loans......................................................    110,384     191,654
Other loans.........................................................      2,155       2,434
                                                                      ---------  ----------
    Total gross loans...............................................    866,383   1,071,000
Less:
  Undisbursed portion of loans in process...........................     43,967      61,633
  Unearned discounts, premiums and deferred loan fees and costs, net     (4,765)    (10,369)
  Allowance for loan losses.........................................      2,157      11,855
                                                                      ---------  ----------
Loans receivable -- net.............................................  $ 825,024  $1,007,881
                                                                      =========  ==========

    An analysis of the changes in the allowance for loan losses for the years ended September 30, 1994, 1995, and 1996 is as follows:

                                                                      For the Years Ended September
                                                                                   30,
                                                                     -------------------------------
                                                                       1994       1995       1996
                                                                     ---------  ---------  ---------
                                                                             (In thousands)
Balance at beginning of period.....................................  $   1,886  $   1,956  $   2,157
Increase in allowance due to acquisition of PBS....................     --         --          2,253
Current provision..................................................        135        261     15,704
Charge-offs........................................................        (69)       (92)    (8,630)
Recoveries.........................................................          4         32        371
                                                                     ---------  ---------  ---------
Ending balance.....................................................  $   1,956  $   2,157  $  11,855
                                                                     =========  =========  =========

    During the latter part of fiscal 1995 and continuing in fiscal 1996, the Bank became more active in the indirect automobile lending market, and increases in the provision for loan losses during 1996 primarily reflect the losses associated with that type of consumer lending. Indirect automobile loans included in consumer loans totaled $76,354,000 and $148,186,000 at September 30, 1995 and September 30, 1996, respectively. As a result of higher than anticipated charge-off experience with the indirect automobile lending portfolio, primarily during the latter part of the fiscal year ended September 30, 1996, additional provisions for loan losses were recorded during the year ended September 30, 1996. The portion of the allowance for loan losses relating to consumer loans, including indirect automobile loans, was $603,000 and $9,463,000 at September 30, 1995 and 1996, respectively.

    In connection with the origination of indirect loans, the Bank paid a fee to automobile dealers. At September 30, 1995 and 1996 the unamortized balances of such fees were $3,085,000 and $7,351,000, respectively, and are included as deferred loan costs within loans receivable.

    The Bank originates both adjustable and fixed rate loans. There were no loans held for sale at September 30, 1995 or September 30, 1996.

    The composition and maturity or repricing structure of the loan portfolio at September 30, 1996 is presented below:

                 Fixed Rate                                 Adjustable Rate
--------------------------------------------  --------------------------------------------
Term to Maturity                Book Value    Term to Maturity or Repricing   Book Value
----------------               -------------  -----------------------------  -------------
                                    (In                                           (In
                                thousands)                                    thousands)
1 month - 1 year.............    $  69,664    1 month - 1 year.............    $ 131,947
1 year - 3 years.............       38,556    1 year - 3 years.............      104,804
3 years - 5 years............      129,456    3 years - 5 years............      167,671
5 years - 10 years...........       51,913    5 years - 10 years...........       87,183
10 years - 20 years..........       87,445    10 years - 20 years..........       --
Over 20 years................      139,125    Over 20 years................          117
                                 ---------                                     ---------
Total........................    $ 516,159                                     $ 491,722
                                 =========                                     =========

    The adjustable rate loans have interest rate adjustment limitations and are generally indexed to the 1, 3, and 5-year U.S. Treasury Note rates for a period approximating the loan term. Future market factors may affect the correlation of the interest rate adjustment with the rates the Bank pays on the short-term deposits that have been primarily used to fund these loans.

    The Bank's lending markets are primarily concentrated in the communities surrounding its full service offices in Palm Beach, Martin, St. Lucie and Broward Counties in Southeast Florida.

    The Bank held commercial real estate, multi-family and land loans, totaling approximately $64,708,000 and $93,807,000 at September 30, 1995 and 1996,
respectively. These loans are considered by management to be of somewhat greater risk of uncollectability because profitability and collectability of these loans depend to some extent on income production or future development of the real estate. The composition of commercial real estate loans, multi-family and land loans at September 30, 1995 and 1996, are approximately as follows:

                                                                               September 30,
                                                                            --------------------
                                                                              1995       1996
                                                                            ---------  ---------
                                                                               (In thousands)
Office buildings..........................................................  $  10,928  $  15,584
Retail buildings..........................................................     10,482     11,990
Warehouses................................................................      4,507      5,392
Adult care living facilities..............................................      2,543      3,832
Multi-family residential..................................................     11,837     17,564
Hotels and motels.........................................................        309        224
Undeveloped land..........................................................     17,261     24,489
Other.....................................................................      6,841     14,732
                                                                            ---------  ---------
                                                                            $  64,708  $  93,807
                                                                            =========  =========

    As of October 1, 1995, impaired commercial real estate, multi-family and land loans held by the Bank have been recognized in conformity with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures". A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

    When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

    Had the Bank elected earlier adoption of the provisions of SFAS No. 114 as amended by SFAS No. 118, there would have been no impaired loans as of September 30, 1995.

    At September 30, 1996, the Bank's impaired loans consisted of the following:

                                                                           September 30, 1996
                                                                        ------------------------
                                                                           Loan        Related
                                                                         Balances     Allowance
                                                                        -----------  -----------
                                                                             (In thousands)
Impaired loan balances and related allowance for loan losses..........   $   7,649    $   1,125

    Under the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a federally chartered savings and loan association's aggregate commercial real estate loans may not exceed 400% of its capital as determined under the capital standards provisions of FIRREA. The Bank is federally chartered and subject to this limitation. FIRREA does not require divestiture of any loan that was lawful when it was originated.

    Under FIRREA, the Bank may not make real estate loans to one borrower in excess of 15% of its unimpaired capital and surplus. This 15% limitation results in a dollar limitation of approximately $14.3 million at September 30, 1996. The Bank has no loans to one borrower in excess of this limitation.

    Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 1995 and 1996 were $137,889,000 and $169,245,000, respectively. The balance of $169,245,000 at September 30, 1996 includes $99,843,000 of loans subserviced on a short-term basis in connection with a sale of loans and servicing. Custodial escrow balances maintained in connection with the foregoing loan servicing were $3,939,000 and $4,368,000 at September 30, 1995 and 1996, respectively.

    The Bank offers loans to its employees at preferential interest rates on adjustable mortgage loans, consumer loans, and personal lines of credit for full-time employees and salaried officers, who have been employed by the Bank for a period of at least one year. This preferential loan policy does not apply to Directors, the President, Executive Vice President, Senior Vice Presidents and Vice Presidents. Loans to employees are made in the ordinary course of business and on substantially the same terms and collateral, except for interest rates and fees, as those of comparable transactions prevailing at the time. The loans do not involve more than the normal risk of collectability or present other unfavorable features to the Bank. The Bank's present policy is to make loans at 1% below the current rate (note rate) offered to the general public for the applicable loans, but not less than 2% over the Bank's current cost of funds. Direct out-of-pocket costs are charged to employees on such loans.

    The total of loans to directors, officers and associates of such persons was approximately $1,167,000 at September 30, 1996.

7.  OFFICE PROPERTIES AND EQUIPMENT

    Office properties and equipment at September 30, 1995 and 1996 consisted of the following:

                                                                               September 30,
                                                                            --------------------
                                                                              1995       1996
                                                                            ---------  ---------
                                                                               (In thousands)
Land......................................................................  $   7,706  $   7,448
Buildings and improvements................................................     12,055     14,568
Furniture and equipment...................................................     10,997     14,139
                                                                            ---------  ---------
Total.....................................................................     30,758     36,155
Less accumulated depreciation.............................................     12,995     13,078
                                                                            ---------  ---------
Office properties and equipment -- net....................................  $  17,763  $  23,077
                                                                            =========  =========

8.  ACCRUED INTEREST RECEIVABLE

    Accrued interest receivable at September 30, 1995 and 1996 consisted of the following:

                                                                                 September 30,
                                                                              --------------------
                                                                                1995       1996
                                                                              ---------  ---------
                                                                                 (In thousands)
Loans.......................................................................  $   4,638  $   6,415
Investments.................................................................        852        442
Mortgage-backed and related securities......................................      1,288      1,290
                                                                              ---------  ---------
Accrued interest receivable.................................................  $   6,778  $   8,147
                                                                              =========  =========

9.  DEPOSIT ACCOUNTS

    Deposit accounts, by type and range of rates, at September 30, 1995 and 1996 consisted of the following:

                                                                           September 30,
                                                                        --------------------
                                                                          1995       1996
                                                                        ---------  ---------
                                                                           (In thousands)
Passbook and statement accounts -- 1995 and 1996, 2.56% and 3.62%, respectively.........................................................  $  89,967 $  150,433
                                                                        --------- ----------
Interest-bearing NOW accounts 1995 and 1996, 1.41% and 1.41%,
 respectively.........................................................     57,464     59,716
                                                                        --------- ----------
Non-interest bearing NOW accounts.....................................     31,912     39,649
                                                                        --------- ----------
Variable Rate Money Market Accounts 1995 and 1996, 2.41% and 2.40%,
 respectively.........................................................     50,853     39,667
                                                                        --------- ----------
Certificates:
  Less than 3.00%.....................................................        326        833
  3.00% - 3.99%.......................................................      5,184        303
  4.00% - 4.99%.......................................................     98,532     86,471
  5.00% - 5.99%.......................................................    266,157    595,436
  6.00% - 6.99%.......................................................    224,788    131,927
  7.00% - 7.99%.......................................................     49,477     32,151
  8.00% or greater....................................................      4,010        136
                                                                        --------- ----------
    Total certificate accounts........................................    648,474    847,257
                                                                        --------- ----------
Total.................................................................  $ 878,670 $1,136,722
                                                                        ========= ==========

    The weighted-average cost of deposits at September 30, 1995 and 1996 was 4.77% and 4.87%, respectively.

    Individual deposits greater than $100,000 at September 30, 1995 and 1996 aggregated approximately $102,079,000 and $118,618,000, respectively.

    Interest expense on deposits consisted of the following during the years ended September 30, 1994, 1995 and 1996:

                                                                        For the Years Ended
                                                                          September 30,
                                                                   -------------------------------
                                                                     1994       1995       1996
                                                                   ---------  ---------  ---------
                                                                           (In thousands)
Passbook and statement accounts..................................  $   1,819  $   1,902  $   4,088
NOW accounts.....................................................        954        877        856
Money market accounts............................................      1,802      1,432      1,094
Certificate accounts.............................................     18,555     33,636     42,576
                                                                   ---------  ---------  ---------
Total............................................................  $  23,130  $  37,847  $  48,614
                                                                   =========  =========  =========

    Interest on deposit accounts is net of interest forfeited by depositors on early withdrawal of certificate accounts of approximately $101,000, $197,000 and $165,000 for the years ended September 30, 1994, 1995 and 1996, respectively.

    Scheduled maturities of certificate accounts are as follows:

                                                                           September 30, 1996
                                                                          ---------------------
                                                                           Amount     Percent
                                                                          ---------  ----------
                                                                             (In thousands)
MATURITY
Less than 1 year........................................................  $ 593,348      70.03%
1 year - 2 years........................................................    170,570      20.13%
2 years - 3 years.......................................................     28,135       3.32%
3 years - 4 years.......................................................     30,899       3.65%
4 years - 5 years.......................................................     24,305       2.87%
                                                                          ---------     ------
Total...................................................................  $ 847,257     100.00%

    Under FIRREA, any insured depository institution that does not meet its applicable minimum capital requirements may not accept brokered deposits. This prohibition includes renewals and rollovers of existing brokered deposits and deposit solicitations at higher than prevailing interest rates paid by institutions in the Bank's normal market area. Even though the Bank meets all of the applicable minimum capital requirements at September 30, 1996, the Bank had no brokered deposits.


10.  ADVANCES FROM FEDERAL HOME LOAN BANK

    The Bank had outstanding advances from the FHLB of $171,125,000 bearing an interest rate of approximately 6.28% at September 30, 1995 and $201,025,000 bearing an interest rate of 5.88% at September 30, 1996. The advances at September 30, 1996 are repayable as follows:

Year Ending September 30                                                          Amount
------------------------                                                        -----------
1997..........................................................................  $ 75,000,000
1998..........................................................................    50,000,000
1999..........................................................................    75,000,000
2000..........................................................................     1,025,000
                                                                                ------------
Total.........................................................................  $201,025,000
                                                                                ============

    The terms of a security agreement with the FHLB include a blanket floating lien that requires the Bank to maintain qualifying first mortgage loans as pledged collateral in an amount equal to, when discounted at 65% of the unpaid principal balances, the advances.

    As of September 30, 1996, the Bank had total credit available with the FHLB of $350 million. With $201,025,000 currently advanced, remaining credit available equals $148,975,000.


11.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

    During the fiscal years ended September 30, 1995 and 1996, all of the Bank's transactions were fixed-coupon securities sold under agreements to repurchase ("Reverse Repurchase Agreements"). Reverse Repurchase Agreements were delivered to the broker-dealer who arranged the transactions. The agreements at September 30, 1996 matured in October 1997.

    Information concerning reverse repurchase agreements is summarized as follows:

                                                                        1995        1996
                                                                     ----------  ----------
Average balance during the year....................................  $40,321,000 $11,935,000
Average interest rate during the year..............................        5.84%       5.97%
Maximum month-end balance during the year..........................  $76,947,000 $28,408,000
Balance at year-end................................................  $18,427,000 $10,000,000

Securities underlying the agreements at year-end:
Carrying value.....................................................  $18,995,000 $12,193,840
Estimated fair value...............................................  $18,862,000 $12,233,176


12.  INCOME TAXES

    The Association is permitted under the Internal Revenue Code (the "Code") to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. The Bank's deduction for the years ended September 30, 1994 and 1995 was based upon the percentage of income method, as defined by the Code. During the year ended September 30, 1996 the Bank used the experience method, as defined by the Code to compute their bad debt deduction. The bad debt deduction allowable under the percentage of taxable income method equals 8% of taxable income determined without regard to that deduction and with certain adjustments. This addition differs from the provision for loan losses used for financial reporting purposes. Pursuant to the Bank's adoption of SFAS No. 109, no deferred taxes have been provided on the income tax reserves for years prior to 1988 of $21,912,000. This tax reserve for bad debts is included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debts losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided. SFAS No. 109 requires the recognition of deferred tax consequences of differences between financial statement and income tax treatment of allowances for loan losses arising after December 31, 1987.

    The components of the provision for income taxes for the years ended September 30, 1994, 1995 and 1996 are as follows:

                                                                            September 30,
                                                                   -------------------------------
                                                                     1994       1995       1996
                                                                   ---------  ---------  ---------
                                                                           (In thousands)
Current -- Federal...............................................  $   2,859  $   3,174  $   4,525
Current -- State.................................................        496        498        763
                                                                   ---------  ---------  ---------
Total current....................................................      3,355      3,672      5,288
Deferred -- Federal..............................................        126        (80)    (4,134)
Deferred -- State................................................         21        (14)      (708)
                                                                   ---------  ---------  ---------
Total deferred...................................................        147        (94)    (4,842)
                                                                   ---------  ---------  ---------
Total provision..................................................  $   3,502  $   3,578  $     446
                                                                   =========  =========  =========

    The provision for income taxes differs from the amounts determined by applying the federal income tax rate to income before income taxes for the following reasons:

                                                              For the Years Ended September 30,
                                          -------------------------------------------------------------------------
                                                   1994                     1995                     1996
                                          -----------------------  -----------------------  -----------------------
                                            Amount         %         Amount         %         Amount         %
                                          -----------  ----------  -----------  ----------  -----------  ----------
                                                                       (In thousands)
Tax at federal tax rate.................   $   3,255     35.0%      $   3,229     35.0%      $     348      35.0%
  Benefit of graduated rates............         (93)    (1.0)            (92)    (1.0)            (10)     (1.0)
Increase resulting from:
  State income taxes, net of federal
   income tax benefit...................         336      3.6             310      3.4              37       3.7
  Other -- net..........................           4      0.1             131      1.4              71       7.1
                                           ---------     ----       ---------     ----       ---------      ----
Total provision and effective tax
 rate...................................   $   3,502     37.7%      $   3,578     38.8%      $     446      44.8%
                                           =========     ====       =========     ====       =========      ====

    The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at September 30, 1995 and 1996 are presented below:

                                                                               September 30,
                                                                            --------------------
                                                                              1995       1996
                                                                            ---------  ---------
                                                                               (In thousands)
Deferred tax liabilities:
  Depreciation............................................................  $     227  $     629
  Loan fee income.........................................................      1,379      1,218
  FHLB stock dividends....................................................        674        625
  Investment in partnership...............................................        550        570
  Other...................................................................          1     --
                                                                            ---------  ---------
Gross deferred tax liabilities............................................      2,831      3,042
                                                                            ---------  ---------
Deferred tax assets --

  Excess of book bad debt reserve over tax reserve........................        166      3,337
  Retirement plan.........................................................        837        588
  Accrued compensation....................................................     --             72
  AMT credit..............................................................     --            117
  Mark-to-market adjustment -- Securities available-for-sale..............      2,181        970
  Deferred compensation...................................................     --             20
  Loss on sale deferred for tax purposes..................................         19     --
  Other...................................................................          9        158
  SAIF assessment.........................................................     --          2,471
  NOL carryforward........................................................     --            874
                                                                            ---------  ---------
Gross deferred assets.....................................................      3,212      8,607
Less valuation allowance for deferred tax assets..........................     --         --
                                                                            ---------  ---------
Gross deferred tax assets net of valuation allowance......................      3,212      8,607
                                                                            ---------  ---------
Net deferred tax (asset)..................................................  $    (381) $  (5,565)
                                                                            =========  =========

13.  BENEFIT PLANS

PENSION PLAN

    Substantially all employees participate in the Bank's funded qualified defined benefit pension plan. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates during those years. Currently, the Bank's policy is to fund the qualified retirement plan in an amount that falls between the minimum contribution required by the Employee Retirement Income Security Act of 1974, as amended, and the maximum tax deductible contribution. Plan assets consist primarily of common stock, mutual funds and U.S. Government obligations.

    The plan also has one wholly-owned subsidiary. Employees First Insurance Agency, Inc. is an active subsidiary which receives fees from the endorsement of mortgage insurance related products. Assets of Employees First Insurance Agency, Inc. were $50,000 as of September 30, 1996 and are reflected in the pension plan assets at book value.

    At September 30, 1996, the pension plan held 16,681 shares of the common stock of the Company with a market value of $23.25 per share. Cash dividends of $0.40 per share were received on the shares during fiscal year ended September 30, 1996.

    Pension expense for the plan amounted to $341,000 in 1994, $421,000 in 1995 and $360,000 in 1996 and included the following components:

                                                                         1994       1995       1996
                                                                       ---------  ---------  ---------
                                                                               (In thousands)
Service cost.........................................................  $     501  $     551  $     424
Interest cost........................................................        849        908        669
Return on assets.....................................................       (201)    (1,238)      (665)
Net amortization and deferral........................................       (808)       200        (68)
                                                                       ---------  ---------  ---------
Pension expense......................................................  $     341  $     421  $     360
                                                                       =========  =========  =========

    Fiscal year end 1994, 1995 and 1996 pension expense amounts were based upon actuarial computations. The early retirement program expense in fiscal year 1995 included approximately $1.9 million of pension related expense.

    The following sets forth the funded status of the qualified plan at September 30, 1995 and 1996:

                                                                              1995       1996
                                                                            ---------  ---------
                                                                               (In thousands)
Actuarial present value of benefit obligations:
  Vested benefits.........................................................  $   5,509  $   5,674
  Nonvested benefits......................................................        634        427
                                                                            ---------  ---------
Accumulated benefit obligation............................................      6,143      6,101
Effect of anticipated future compensation levels and other events.........      2,780      2,838
                                                                            ---------  ---------
Projected benefit obligation..............................................      8,923      8,939
Fair value of assets held in the plans (estimated)........................      7,276      8,388
                                                                            ---------  ---------
Deficiency of plan assets under projected benefit obligation..............  $  (1,647) $    (551)
                                                                            =========  =========

    The deficiency consisted of the following:

                                                                              1995       1996
                                                                            ---------  ---------
Unamortized transition asset..............................................  $     337  $     289
Unrecognized net (loss) gain..............................................       (160)       382
Accrued pension liability.................................................     (1,824)    (1,222)
                                                                            ---------  ---------
Total.....................................................................  $  (1,647) $    (551)
                                                                            =========  =========

    At September 30, 1995 and 1996, the weighted average discount rate used to measure the projected benefit obligation was 8%. The rate of increase in future compensation levels is estimated at 7% and the expected long-term rate of return on assets is estimated at 9%.

EMPLOYEE STOCK OWNERSHIP PLAN

    The Bank established an Employee Stock Ownership Plan ("ESOP") for eligible employees in connection with the Conversion. The ESOP borrowed $4.2 million from the Company and purchased 423,200 common shares issued in the Conversion. The Bank has made and is expected to make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. In accordance with generally accepted accounting principles, the unallocated common stock held by the ESOP are shown as a reduction of stockholders' equity. During fiscal years ended September 30, 1994, 1995 and 1996, ESOP expense was $1,058,000, $1,128,000 and $1,337,000, respectively, which is included in employee compensation and benefits.

RECOGNITION AND RETENTION PLANS

    The Bank has established two Recognition and Retention Plans ("RRPs") which purchased in the aggregate 211,600 shares of common stock in the Conversion. The Bank contributed $2.1 million to fund the purchase of the RRP shares. Awards vest in three equal annual installments commencing on the first anniversary date of the effective date of the awards. The aggregate purchase price of these shares is amortized as compensation expense as participants become vested. The unamortized cost, which is comparable to deferred compensation, is reflected as a reduction of stockholders' equity. During fiscal years ended September 30, 1994, 1995 and 1996, RRP expense totaled $1,005,000, $490,000 and $460,000, respectively, which is included in employee compensation and benefits.


14.  STOCK OPTION PLANS

STOCK OPTION PLANS

    The Company has adopted stock option plans for the benefit of directors, officers, and other key employees of the Bank. The number of shares of common stock reserved for issuance under the stock option plans was equal to 529,000 shares or 10% of the total number of common shares issued pursuant to the Conversion. The option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. The stock options awarded to directors may be exercised at any time after grant provided the grantee remains a director of the Company. At September 29, 1993, there were 132,500 options granted to directors with 53,000 options reserved for future use. The stock options granted to officers and employees are exercisable in three equal installments. The first installment became exercisable on September 29, 1994. At September 29, 1993, there were 322,700 options granted to officers and employees with 20,800 options reserved for future use. During the year ended September 30, 1996, 26,500 and 20,000 additional options have been granted to directors and officers, respectively. Below is a summary of transactions:

                                                                            Option Price
                                                                       -----------------------
                                                            Number       Average
                                                          of Options      Price     Aggregate
                                                          Outstanding   Per Share     Price
                                                          -----------  -----------  ----------
  Balance -- September 30, 1993.........................     455,200    $   10.00   $4,552,000
    Granted.............................................      --           --           --
    Exercised...........................................    (110,013)   $   10.00   (1,100,130)
    Canceled............................................        (500)   $   10.00       (5,000)
                                                          ----------                ----------
  Balance -- September 30, 1994.........................     344,687    $   10.00    3,446,870
    Granted.............................................      --           --           --
    Exercised...........................................    (100,054)   $   10.00   (1,000,540)
    Canceled............................................        (668)   $   10.00       (6,680)
                                                          ----------                ----------
  Balance -- September 30, 1995.........................     243,965    $   10.00    2,439,650
    Granted.............................................      46,500    $   21.73    1,010,445
    Exercised...........................................      (6,408)   $   10.00      (64,080)
    Canceled............................................      --           --           --
                                                          ----------                ----------
  Balance -- September 30, 1996.........................     284,057                $3,386,015
                       === =====                          ==========                ==========
  Options exercisable at year end under
   stock option plans...................................     237,557
                                                          ==========
  Weighted average option price per share of
   outstanding options..................................  $    11.92
                                                          ==========


15.  EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

EMPLOYMENT AGREEMENTS

    The Bank and the Company have outstanding employment agreements with two key officers. The employment agreements provide for three-year terms. Commencing on the first anniversary date and continuing with each anniversary date thereafter, the respective Boards of Directors may extend the agreements for an additional year so that the remaining terms shall be three years, unless written notice of non-renewal is given by the Boards of Directors after conducting a performance evaluation of the executive. The agreements provide that the base salary of each executive will be reviewed annually. In addition to the base salary, the agreements provide for, among other things, disability pay, participating in stock benefit plans and other fringe benefits applicable to executive personnel. The agreements provide for termination by the Bank or the Company for cause at any time. In the event the Bank or the Company choose to terminate the executive's employment for reasons other than for cause, or in the event of the executive's resignation from the Bank and the Company upon (i) failure to re-elect the executive to his current offices or board membership, (ii) a material change in the executive's functions, duties or responsibilities, or relocation of his principal place of employment, (iii) a relocation of the executive's principal place of employment by more than 30 miles, (iv) liquidation or dissolution of the Bank or the Company, or (v) breach of the agreement by the Bank or the Company, the executive, or in the event of death, his beneficiary, would be entitled to severance pay in an amount equal to the remaining salary payments under the agreement, including base salary, bonuses and other cash compensation. In the event of termination, the Bank and the Company would also continue the executive's life, health and disability coverage for the remaining unexpired term of the agreement.

CHANGE OF CONTROL AGREEMENTS

    Upon the Conversion, the Bank and the Company entered into Change of Control Agreements ("COC") with certain key officers. Each COC provides for a three-year term. Commencing on the first anniversary date and continuing on each anniversary thereafter, the COCs may be renewed by the Boards of Directors for a year so that the remaining term shall be three years. Each COC provides that at any time following a change in control of the Company or the Bank, if the Company or the Bank terminates the officer's employment for any reason other than cause, or if the officer terminates his employment following his demotion, loss of title, office or significant authority, a reduction in his compensation, or relocation of his principal place of employment by more than 30 miles, the officer or, in the event of death, his beneficiary, would be entitled to receive a severance payment equal to three times the officer's then current annual salary.


16.  COMMITMENTS AND CONTINGENCIES

    In the normal course of business, the Bank makes commitments to extend credit. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral may include single-family homes, marketable securities, and income-producing residential and commercial properties. Credit losses may occur if one of the parties fails to perform in accordance with the terms of the contract. The Bank's exposure to credit risk is represented by the contractual amount of the commitments to extend credit. The Bank had commitments to originate loans approximating $39,228,000 at September 30, 1995 and $40,608,000 at September 30, 1996. The Bank had commitments to purchase loans of $1,250,000 and $-0- at September 30, 1995 and September 30, 1996, respectively. The Bank had letters of credit approximating $3,917,000 and $3,393,000 outstanding at September 30, 1995 and 1996, respectively.

    Commitments to purchase securities are contracts for delayed delivery of securities in which the seller agrees to make delivery at a specified future date of a specified instrument at a specified price of yield. Risks arise from the possible inability of counter-parties to meet the terms of their contracts and from movements in securities values and interest rates. The Bank had no commitments to purchase investment securities or mortgage pool and related securities at September 30, 1995. The Bank had commitments to purchase $20,000,000 in mortgage pool securities at September 30, 1996.

    The Bank had commitments to sell mortgage pool securities of $-0- and $20,000,000 at September 30, 1995 and September 30, 1996, respectively.

    The Bank leases various properties for original periods ranging from one to ten years. Rent expense for the fiscal years ended September 30, 1994, 1995 and 1996 was $568,000, $789,000 and $1,154,000, respectively. At September 30, 1996, future minimum lease payments under these operating leases are as follows:

  Years Ended
September 30,
                                                                                    Amounts
                                                                               ---------------
                                                                               (In thousands)
1997.........................................................................     $   1,188
1998.........................................................................           876
1999.........................................................................           511
2000.........................................................................           316
2001.........................................................................           118
Thereafter...................................................................           216
                                                                                  ---------
Total........................................................................     $   3,225
                                                                                  =========

17.  REGULATORY CAPITAL REQUIREMENTS

    The Bank is subject to various regulatory capital requirements administered by the Office of Thrift Supervision. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tangible capital of not less than 1.5% of adjusted total assets, total capital to risk-weighted assets of not less than 8.0% and core capital equal to 3.0% of adjusted total assets. As of September 30, 1996, the Bank exceeded all capital adequacy requirements to which it is subject.

    As of September 30, 1996 the most recent notification from the Office of Thrift Supervision categorized the Bank as Well Capitalized under the framework for Prompt Corrective Action. To be considered Well Capitalized under Prompt Corrective Action Provisions, the Bank must maintain risk based, and core capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's categorization.

    The following tables present the capital of the Bank at September 30, 1995 and 1996:

                                                                         Regulatory
                                                            ------------------------------------
                                                             Tangible      Core      Risk-Based
                                                             Capital     Capital      Capital
                                                            ----------  ----------  ------------
                                                                       (In thousands)
As of September 30, 1995:
Capital of the Association................................  $  89,234   $  89,234    $  89,234
Unrealized losses on certain available-for-sale
 securities...............................................      3,356       3,356        3,356
General valuation allowances..............................      --          --           2,156
Assets required to be deducted............................      --          --             (31)
                                                            ----------  ---------  -----------
Computed regulatory capital...............................     92,590      92,590       94,715
Minimum capital requirements..............................     18,132      36,264       50,610
                                                            ----------  ---------  -----------
Excess of regulatory capital over minimum capital
 requirements.............................................  $  74,458   $  56,326    $  44,105
                                                            =========   =========    =========
Actual regulatory capital ratios..........................       7.66%       7.66%       14.97%
                                                            =========   =========    =========
Required regulatory capital ratios........................       1.50%       3.00%        8.00%
                                                            =========   =========    =========
Required capital ratios to be considered as well
 capitalized..............................................      --           5.00%       10.00%
                                                            =========   =========    =========
Required capital to be considered as well capitalized.....      --      $  60,440    $  63,263
                                                            =========   =========    =========

    As of September 30, 1995 the Bank's adjusted total assets and risk-weighted assets were $1,208,793,000 and $632,628,000, respectively.

                                                                         Regulatory
                                                            ------------------------------------
                                                             Tangible      Core      Risk-Based
                                                             Capital     Capital      Capital
                                                            ----------  ----------  ------------
                                                                       (In thousands)
As of September 30, 1996:
Capital of the Bank.......................................  $  93,074   $  93,074    $  93,074
Unrealized losses on certain available-for-sale
 securities...............................................      1,995       1,995        1,995
Goodwill..................................................     (2,825)     (2,825)      (2,825)
General valuation allowances..............................      --          --          11,455
Assets required to be deducted............................      --          --             (31)
                                                            ---------   ---------  -----------
Computed regulatory capital...............................     92,244      92,244      103,668
                                                            ---------   ---------  -----------
Minimum capital requirements..............................     22,413      44,826       67,518
                                                            ---------   ---------  -----------
Excess of regulatory capital over minimum capital

 requirements.............................................  $  69,831   $  47,418    $  36,150
                                                            =========   =========    =========
Actual regulatory capital ratios..........................       6.17%       6.17%       12.28%
                                                            =========   =========    =========
Required regulatory capital ratios........................       1.50%       3.00%        8.00%
                                                            =========   =========    =========
Required capital ratios to be considered as well
 capitalized..............................................      --           5.00%       10.00%
                                                            =========   =========    =========
Required capital to be considered as well capitalized.....      --      $  74,710    $  84,398
                                                            =========   =========    =========

    As of September 30, 1996 the Bank's adjusted total assets and risk-weighted assets were $1,494,207,080 and $843,976,000, respectively.

18.  STOCKHOLDERS' EQUITY

    As part of the Conversion, the Bank established a "Liquidation Account" in an amount equal to the retained income of the Bank as of June 30, 1993. The Liquidation Account was established to provide a limited priority claim to the assets of the Bank to qualifying depositors ("Eligible Account Holders") who continue to maintain deposits in the Bank after Conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, each Eligible Account Holder would receive from the Liquidation Account a liquidation distribution based on the person's proportionate share of the then total remaining qualifying deposits.

    Current regulations allow the Bank to pay dividends on its stock after the Conversion if its regulatory capital would not thereby be reduced below the amount then required for the Liquidation Account. Capital distribution regulations limit the Bank's ability to make capital distributions which include dividends, stock redemptions and repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account based on their capital level and supervisory condition. Unlike the Bank, the Company is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the source of future dividends is likely to depend upon dividends from the Bank. Federal regulations also preclude any repurchase of the stock by the Bank or its holding company for three years after Conversion except for purchases of qualifying shares of a director and repurchases pursuant to an offer made on a pro rata basis to all stockholders and with prior approval of the Office of Thrift Supervision or pursuant to an open-market stock repurchase program that complies with certain regulatory criteria. During fiscal 1994, the Company completed a stock repurchase which was approved by the Office of Thrift Supervision totaling 274,819 shares of common stock. During fiscal 1995, the Company purchased 225,600 shares of an OTS approved repurchase of 261,453 shares to be completed by September 30, 1995. The additional 35,853 shares settled the first two business days after September 30, 1995. During fiscal 1996, the Company completed a repurchase of 310,000 shares approved by the OTS relating to the purchase of PBS Financial Corp. (See Note 1)


19.  REGULATORY EXAMINATIONS

    At periodic intervals, both the OTS, and now the Federal Deposit Insurance Corporation ("FDIC") as a result of FIRREA, routinely examine the Bank's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

    The OTS last concluded an examination of the Bank's financial statements in February 1996. Such examination did not result in any material adjustments.

    A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Bank's 1995 or 1996 financial statements. In view of FIRREA and the increasingly uncertain regulatory environment in which the Bank now operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 1995 or 1996 financial statements cannot presently be determined.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS 119 ("SFAS 107"), requires the estimation of fair values of financial instruments.

    Estimates of fair value are made at a specific date, based upon, where available, relevant market prices and information about the financial instrument. For a substantial portion of the Bank's financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and therefore cannot be compared to the historical accounting model. Use of different assumptions or methodologies are likely to result in significantly different fair value estimates.

    The estimated fair values presented neither include nor give effect to the values associated with the Bank's existing customer relationships, extensive branch banking network or property, or certain tax implications related to the realization of unrealized gains or losses. Also under SFAS 107, the fair value of non-interest bearing NOW deposits, interest bearing NOW accounts, passbook and statement accounts and money market accounts is equal to the carrying amount because these deposits have no stated maturity. The approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding.

    The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at September 30, 1995 and 1996:

CASH AND CASH EQUIVALENTS

    The carrying amounts reported in the consolidated statement of financial condition for cash and cash equivalents approximates their fair value.

INVESTMENT SECURITIES

    Fair value is determined by reference to quoted market prices.

MORTGAGE RELATED SECURITIES

    Fair value is determined by use of broker price estimates.

LOANS RECEIVABLE

    The fair value of loans was estimated using a method which approximates the effect of discounting the estimated future cash flows over the expected repayment periods using rates which consider credit risk, servicing costs and other relevant factors.

DEPOSITS WITH NO STATED MATURITY

    Current carrying amounts approximate estimated fair value.

FIXED MATURITY CERTIFICATES

    Fair value was estimated by discounting the contractual cash flows using current market rates offered in the Bank's market area for deposits with comparable terms and maturities.

ADVANCES FROM FHLB

    Fair value is estimated using rates currently offered for advances of similar remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

    Fair value is estimated using rates currently offered for securities sold under agreements to repurchase of similar remaining maturities.

COMMITMENTS TO EXTEND CREDIT AND PURCHASE SECURITIES

    At September 30, 1995 and 1996, the fair value of commitments to extend credit and purchase securities was considered insignificant due to the short term nature of the commitments and other market considerations.

    The carrying amounts and fair value of the Bank's financial instruments are as follows:

                                                    September 30, 1995    September 30, 1996
                                                   --------------------  --------------------
                                                   Carrying     Fair     Carrying     Fair
                                                     Value      Value      Value      Value
                                                   ---------  ---------  ---------  ---------
                                                                 (In Thousands)
Financial Assets
----------------
Cash and cash equivalents........................  $  11,254  $  11,254 $   19,438 $   19,438
Interest earning deposits........................     13,878     13,878    141,975    141,975
Investment securities............................     80,941     81,719     34,532     34,593
Mortgage-backed and related securities...........    238,442    238,889    232,273    233,361
Loans receivable.................................    825,024    814,216  1,007,881    981,926

Financial Liabilities
---------------------
Deposits.........................................  $ 878,670  $ 856,765 $1,136,722 $1,115,722
Advances from FHLB...............................    171,125    171,088    201,025    200,237
Securities Sold Under Agreements to Repurchase...     18,427     18,452     10,000     10,156

21.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

    The following condensed statements of financial condition as of September 30, 1995 and 1996, and the condensed statements of operations and statements of cash flows for the years ended September 30, 1995 and 1996 should be read in conjunction with the consolidated financial statements and the related notes.

                                                                             September 30,
Parent Company Only                                                       --------------------
 Statements of Financial Condition (in thousands)                           1995       1996
------------------------------------------------                          ---------  ---------
Assets:
  Cash and cash equivalents:
    Cash and amounts due from depository institutions...................  $   1,418  $   2,864
  Office properties and equipment -- net................................      6,700      2.932
  Equity in net assets of Bank..........................................     88,612     92,912
  Receivable from Bank..................................................      8,104      7,364
  Other assets..........................................................         81         33
                                                                          ---------  ---------
Total assets............................................................  $ 104,915  $ 106,105

Liabilities and Stockholders' Equity:
  Other liabilities.....................................................  $     304  $     680
                                                                          ---------  ---------
Total liabilities.......................................................        304        680
Stockholders' Equity:
  Common stock..........................................................         55         55
  Additional paid-in capital............................................     51,733     52,891
  Retained earnings -- substantially restricted.........................     66,592     65,064
  Treasury stock........................................................     (7,283)    (8,660)
  Common stock purchased by:
    Employee Stock Ownership Plan.......................................     (2,509)    (1,769)
    Recognition and Retention Plans.....................................       (621)      (161)
  Unrealized loss on available-for-sale securities......................     (3,356)    (1,995)
                                                                          ---------  ---------
Total stockholders' equity..............................................    104,611    105,425
                                                                          ---------  ---------
Total liabilities and stockholders' equity..............................  $ 104,915  $ 106,105
                                                                          =========  =========

                                                                                  Years Ended
                                                                                 September 30,
Parent Company Only                                                           --------------------
 Statements of Operations (in thousands)                                        1995       1996
---------------------------------------                                       ---------  ---------
Net interest income.........................................................  $     887  $     293
                                                                              ---------  ---------
Other income:
  Equity in undistributed earnings of Bank..................................      5,222        556
  Miscellaneous.............................................................        322        (21)
                                                                              ---------  ---------
Total other income..........................................................      5,544        535
Miscellaneous operating expenses............................................        525        278
                                                                              ---------  ---------
Total expenses..............................................................        525        278
                                                                              ---------  ---------
Income before income taxes..................................................      5,906        550
  Provision for income taxes................................................        260          1
                                                                              ---------  ---------
Net income..................................................................  $   5,646  $     549

                                                                                Years Ended
                                                                               September 30,

Parent Company Only                                                         --------------------
 Statements of Cash Flows (in thousands)                                      1995       1996
---------------------------------------                                     ---------  ---------
Cash flow from (for) operating activities:
  Net income..............................................................  $   5,646  $     549
  Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in undistributed earnings of Bank..............................     (5,222)      (556)
    Depreciation..........................................................         68         66
    (Increase) decrease in other assets...................................        805       (997)
    Decrease in other liabilities net of dividend payable.................       (530)      (615)
                                                                            ---------  ---------
      Net cash provided by (used by) operating activities.................        767     (1,553)
                                                                            ---------  ---------
Cash flow from (for) investing activities:

  Decrease in receivable from Bank........................................      4,589      7,740
  Sale of building to Bank................................................     --          4,280
  Purchase of office properties, equipment and land.......................       (205)      (578)
  Principal payment received on ESOP loan.................................        665        740
  Cash acquired through purchase of PBS Financial Corp. net of cash
   payments relating to purchase..........................................     --            233
                                                                            ---------  ---------
      Net cash provided by investing activities...........................      5,049     12,415
                                                                            ---------  ---------
Cash flow from (for) financing activities:
  Purchase of Treasury Stock at cost......................................     (4,902)    (7,642)
  Sale of Treasury Stock for exercise of stock options....................        613         64
  Dividends paid on stock.................................................       (790)    (1,838)
                                                                            ---------  ---------
      Net cash used for financing activities..............................     (5,079)    (9,416)
                                                                            ---------  ---------
Net increase in cash and cash equivalents.................................        737      1,446
Cash and cash equivalents, beginning of year..............................        681      1,418
                                                                            ---------  ---------
Cash and cash equivalents, end of year....................................  $   1,418  $   2,864
                                                                            =========  =========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes..............................................  $   3,806  $   6,508
                                                                            =========  =========

Supplemental schedule of non-cash investing and financing activities:
    Decrease in unrealized loss on available-for-sale securities..........  $   2,168  $   1,361
                                                                            =========  =========

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                         For the Year Ended
                                                                         September 30, 1994
                                                         --------------------------------------------------
                                                            First       Second        Third       Fourth
                                                           Quarter      Quarter      Quarter      Quarter
                                                         -----------  -----------  -----------  -----------
Interest income........................................   $  12,871    $  13,845    $  14,900    $  16,258
Interest expense.......................................       6,786        6,867        7,566        8,830
                                                          ---------    ---------    ---------    ---------
Net interest income....................................       6,085        6,978        7,334        7,428
Provision for loan losses..............................          58           94            6          (23)
                                                          ---------    ---------    ---------    ---------
XNet interest income after provision for loan losses....      6,027        6,884        7,328        7,451
Other income...........................................       1,474          922          913        1,128
Other expense..........................................       5,584        5,538        5,702        6,002
                                                          ---------    ---------    ---------    ---------
Income before income tax expense.......................       1,917        2,268        2,539        2,577
Income taxes...........................................         767          907          959          869
                                                          ---------    ---------    ---------    ---------
Net income.............................................   $   1,150    $   1,361    $   1,580    $   1,708
                                                          =========    =========    =========    =========
Primary and fully diluted earnings per share...........   $    0.20    $    0.24    $    0.29    $    0.32
                                                          =========    =========    =========    =========

                                                                         For the Year Ended
                                                                         September 30, 1995
                                                         --------------------------------------------------
                                                            First       Second        Third       Fourth
                                                           Quarter      Quarter      Quarter      Quarter
                                                         -----------  -----------  -----------  -----------
Interest income........................................   $  17,980    $  20,040    $  21,327    $  21,617
Interest expense.......................................      10,441       12,173       13,087       13,199
                                                          ---------    ---------    ---------    ---------
Net interest income....................................       7,539        7,867        8,240        8,418
Provision for loan losses..............................          17          141          167          (64)
                                                          ---------    ---------    ---------    ---------
Net interest income after provision for loan losses....       7,522        7,726        8,073        8,482
Other income...........................................       1,838        1,141          659          392
Other expense..........................................       8,664        6,127        5,876        5,942
                                                          ---------    ---------    ---------    ---------
Income before income tax expense.......................         696        2,740        2,856        2,932
Income taxes...........................................         265        1,103        1,148        1,062
                                                          ---------    ---------    ---------    ---------
Net income.............................................   $     431    $   1,637    $   1,708    $   1,870
                                                          =========    =========    =========    =========
Primary and fully diluted earnings per share...........   $    0.09    $    0.32    $    0.34    $    0.36
                                                          =========    =========    =========    =========

                                                                         For the Year Ended
                                                                         September 30, 1996
                                                         --------------------------------------------------
                                                            First       Second        Third       Fourth
                                                           Quarter      Quarter      Quarter      Quarter
                                                         -----------  -----------  -----------  -----------
Interest income........................................   $  23,161    $  26,505    $  26,932    $  26,934
Interest expense.......................................      13,780       15,673       15,654       16,193
                                                          ---------    ---------    ---------    ---------
Net interest income....................................       9,381       10,832       11,278       10,741
Provision for loan losses..............................         627          957        1,429       12,691
                                                          ---------    ---------    ---------    ---------
Net interest income (loss) after provision for loan
 losses................................................       8,754        9,875        9,849       (1,950)
Other income...........................................       1,557        1,495        1,560        5,457
Other expense..........................................       6,109        6,912        6,884       15,697
                                                          ---------    ---------    ---------    ---------
Income (loss) before income tax expense................       4,202        4,458        4,525      (12,190)
Income taxes...........................................       1,678        1,783        1,835       (4,850)
                                                          ---------    ---------    ---------    ---------
Net income (loss)......................................   $   2,524    $   2,675    $   2,690    $   7,340
                                                          =========    =========    =========    =========
Primary and fully diluted earnings per share...........   $    0.50    $    0.52    $    0.53    $   (1.44)
                                                          =========    =========    =========    =========

    The fiscal 1996 fourth quarter results of operations include a pre-tax $12.7 million charge to the provision for loan losses primarily related to the Bank's consumer lending portfolio as well as a one-time special pre-tax assessment of $6.6 million for the recapitalization of the SAIF portion of the FDIC insurance fund.


Item 9. Change In and Disagreements With Accountants on Accounting and Financial Disclosure.



         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

         Information relating to directors and executive officers of the Company appears in the Company's definitive Proxy Statement which was filed with the SEC in connection with the Annual Meeting of Stockholders (the "Proxy Statement") to be held on January 21, 1997 at pages 5 through 10 and is incorporated herein by reference.

         Information relating to the filing of reports required under Section 16(a) of the Securities Exchange Act of 1934 by directors, executive officers and 10% beneficial owner's of the Company's Common Stock appears in the Company's Proxy Statement at page 4 and is incorporated herein by reference.

Item 11.  Executive Compensation.

         The information relating to executive compensation appears in the Proxy Statement at pages 13 through 26 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information relating to security ownership of certain beneficial owners and management appears in the Proxy Statement at pages 3 through 10 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

         The information relating to certain relationships and related transactions appears in the Proxy Statement at page 27 and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      (1) The following documents are filed as a part of this report:

             Independent Auditors' Report

             Consolidated Statements of Financial Condition as of
             September 30, 1995 and 1996

             Consolidated Statements of Operations for the Years Ended
             September 30, 1994, 1995 and 1996

             Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1994, 1995 and 1996

             Consolidated Statements of Cash Flows for the Years
             Ended September 30, 1994, 1995 and 1996

             Notes to Consolidated Financial Statements

         (2) All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

         (3) Exhibits

             (a)  The following exhibits are filed as part of this report:

                  3(i) Certificate of Incorporation of the Company incorporated by reference into this Report from Exhibits to Form S-1 Registration
                       Statement initially filed on June 9, 1993, Registration No.
                       33-64164. Certificate of Amendment to the Company's Certificate
                       of Incorporation incorporated by reference into this Report from
                       Form 10-Q filed on May 12, 1995, File No. 0-21942.

                  3(ii) Bylaws of Company incorporated by reference into this Report from the Exhibits to Form S-1 Registration Statement initially filed on June 9, 1993, Registration No. 33-64174.

                  4.1  Stock Certificate of First Palm Beach Bancorp, Inc. incorporated by reference into this Report from the Exhibits to Form S-1
                       Registration Statement initially filed on June 9, 1993,
                       Registration No. 33-64174.

                  4.2  Stockholder Rights Plan incorporated by reference into this
                       Report from Form 8-A Registration Statement filed on January 26,
                       1995, File No. 0-21492.

                  10.1 First Federal Savings and Loan Association of the Palm Beaches
                       Recognition and Retention Plan for Officers and Employees
                       incorporated by reference into this Report from the Proxy
                       Statement for the 1993 Annual Meeting of Stockholders filed on
                       December 17, 1993.

          10.2 First Federal Savings and Loan Association of the Palm Beaches Recognition and Retention Plan for Outside Directors (filed herewith).

          10.3 First Palm Beach Bancorp, Inc. Incentive Stock Option Plan for Officers and Employees incorporated by reference into this Report from the Proxy Statement for the 1993 Annual Meeting of Stockholders filed on December 17, 1993.

          10.4 First Palm Beach Bancorp, Inc. Stock Option Plan for Outside Directors (filed herewith).

          10.5 Change of Control Agreement between First Federal Savings and Loan Association of the Palm Beaches and John C. Trammel incorporated by reference into this Report from Form 10-K filed on December 29, 1994, File No. 0-21492.

          10.6 Employment Agreement between First Federal Savings and Loan Association of the Palm Beaches and Louis O. Davis, Jr. incorporated by reference into this Report from Form 10-K filed on December 29, 1994, File No. 0-21492.

          10.7 Employment Agreement between First Federal Savings and Loan Association of the Palm Beaches and R. Randy Guemple incorporated by reference into this Report from Form 10-K filed on December 29, 1994, File No. 0-21492.

          10.8 Employees Pension Plan of First Federal Savings and Loan Association of the Palm Beaches incorporated by reference into this Report from Form 10-K filed on December 29, 1994, File No. 0-21492.

          10.9 Employment Agreement between First Palm Beach Bancorp, Inc. and Louis O. Davis, Jr. incorporated by reference into this Report from Form 10-K filed on December 29, 1994, File No. 0-21492.

         10.10 Employment Agreement between First Palm Beach Bancorp, Inc. and
               R. Randy Guemple incorporated by reference into this Report from Form 10-K filed on December 29, 1994, File No. 0-21492.

         10.11 Change of Control Agreement between First Palm Beach Bancorp, Inc. and John C. Trammel incorporated by reference into this Report from Form 10-K filed on December 29, 1994, File No. 0-21492.

         10.12 Consulting Agreement between First Federal Savings and Loan Association of the Palm Beaches and William W. Lynch incorporated by reference into this Report from Form 10-K filed on December 29, 1994, File No. 0-21492.

         10.13 Supplemental Retirement Income Agreement between First Federal Savings and Loan Association of the Palm Beaches and William W. Lynch incorporated by reference into this Report from Form 10-K filed on December 29, 1994, File No. 0-21492.

         10.14 First Federal Savings and Loan Association of the Palm Beaches Amended and Restated Employee Severance Compensation Plan incorporated by reference into this Report from Form 10-K filed on December 22, 1995, File No. 0-21492.

         10.15 Change of Control Agreement between First Federal Savings and Loan Association of the Palm Beaches and Linda O. Terrell (filed herewith).

         10.16 Change of Control Agreement between First Palm Beach Bancorp and Linda O. Terrell (filed herewith).

         10.17 Amendment to First Federal Savings and Loan Association of the Palm Beaches Recognition and Retention Plan for Outside Directors (filed herewith).

         10.18 Amendment to First Palm Beach Bancorp, Inc. Stock Option Plan for Outside Directors (filed herewith).

         11    Computation of earnings per share as shown in Item 8, page 84.

         21 Subsidiary information is incorporated by reference from subsidiary activities described in "Part I - Subsidiaries" on page 30 of this Form 10-K.

         23    Independent Auditors' Consent (filed herewith).

         27    Financial Data Schedule (filed herewith).

         99 Proxy Statement for Annual Meeting to be held on January 21, 1997 (filed herewith).

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST PALM BEACH BANCORP, INC.



                              By: /s/ Louis O. Davis Jr.
                                  -----------------------------
                                   Louis O. Davis, Jr.
                                   Chief Executive Officer, President
                                   and Director


Dated: December 20, 1996


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


       Name                            Title                      Date
       ----                            -----                      ----

/s/ William W. Lynch           Chairman of the Board         December 20, 1996
-------------------------
William W. Lynch

/s/ R. Randy Guemple           Chief Financial Officer and   December 20, 1996
-------------------------      Treasurer
R. Randy Guemple

/s/ Linda O. Terrell           Controller                    December 20, 1996
-------------------------
Linda O. Terrell

/s/ Edward M. Eissey           Vice Chairman of the Board    December 20, 1996
-------------------------
Edward M. Eissey

                               Director                      December   , 1996
-------------------------
Ted R. Moffett, Jr.

/s/ Fred A. Greene             Director                      December 20, 1996
-------------------------
Fred A. Greene

/s/ Robert P. Miller           Director                      December 20, 1996
-------------------------
Robert P. Miller

/s/ Holly W. Hadley, M.D.      Director                      December 20, 1996
-------------------------
Holly W. Hadley, M.D.

/s/ Daniel O. Sokoloff, M.D.   Director                      December 20, 1996
-------------------------
    Daniel O. Sokoloff, M.D.