Form 10-Q
period 1996-12-31
FIRST PALM BEACH BANCORP INC
filed 1997-02-13
CIK 906608

                                  FORM 10-Q



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                    1934

                            ____________________


For the Quarterly Period Ended December 31, 1996    Commission File #0-21942



                         FIRST PALM BEACH BANCORP, INC.

             (Exact name of registrant as specified in its charter)


             DELAWARE                                65-0418027
    (State of Incorporation)          (I.R.S. Employer Identification No.)


   450 SOUTH AUSTRALIAN AVENUE
     WEST PALM BEACH, FLORIDA                         33401
(Address of principal executive offices)           (Zip Code)


               REGISTRANT'S TELEPHONE NUMBER:  (561) 655-8511



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -----  -----

         The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 4,985,097 at February 3, 1997.

                FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

                                  FORM 10-Q


                                    Index



                                                                                                              Page
                                                                                                              ----
Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995 for Foward-Looking Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

Part I.  Financial Information
------------------------------

Item 1   Financial Statements

         Consolidated Statements of Financial Condition
         as of September 30, 1996 and December 31, 1996
         (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Consolidated Statements of Operations for the
         Three Months ended December 31, 1995 and 1996
         (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

         Consolidated Statements of Changes in
         Stockholders' Equity for the Three Months ended
         December 31, 1995 and 1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5-6

         Consolidated Statements of Cash Flows for the
         Three Months ended December 31, 1995 and 1996
         (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7-8

         Notes to Unaudited Consolidated Financial
         Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9-11

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12-16


Part II.  Other Information
---------------------------

Item 1    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 2    Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 3    Default upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 4    Submission of Matters to a Vote
          of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 5    Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Signature Page.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Exhibit 11  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19


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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include those related to the national economic environment, particularly in the region in which the Bank operates, competition, fiscal and monetary policies of the U.S. government, changes in governmental legislation and regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, credit risk management and asset/liability management, the financial and securities markets, deposit flows, changes in the quality or composition of the Bank's loan and investment portfolios, and the availability of and cost associated with sources of liquidity.

All such factors are difficult to predict, contain uncertainties which may materially affect actual results and are beyond the control of the Bank.

                       Part I - Financial Information

                FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

               Consolidated Statements of Financial Condition
                  September 30, 1996 and December 31, 1996
                           (Dollars in thousands)

                                                                              (Unaudited)
                                                      Sept. 30,                 Dec. 31,
                                                         1996                     1996
                                                      ---------               -----------
Assets
------
Cash and amounts due from
  depository institutions                             $   19,438              $   25,463
Interest earning deposits                                141,975                  92,940
                                                      ----------              ----------

     Total cash and cash equivalents                     161,413                 118,403

Securities available-for-sale                             27,551                  44,070
Securities held-to-maturity                                6,981                  22,423
Mortgage-backed and related
  securities available-for-sale                          105,866                  86,059
Mortgage-backed and related
  securities held-to-maturity                            126,407                 129,672
Loans receivable - net of allowance
  for loan losses                                      1,007,881               1,044,116
Real estate owned                                          1,626                   1,694
Repossessed automobiles                                    1,602                   1,739
Office properties and equipment, net                      23,077                  27,113
Federal Home Loan Bank stock                              10,053                  10,050
Accrued interest receivable                                8,147                   8,315
Goodwill                                                   2,825                   2,776
Other assets                                               6,591                   6,548
                                                      ----------              ----------

     Total assets                                     $1,490,020              $1,502,978
                                                      ==========              ==========

Liabilities and Stockholders' Equity
------------------------------------
Deposit accounts                                      $1,136,722              $1,167,769
Advances from Federal Home Loan Bank                     201,025                 201,000
Securities sold under agreements
  to repurchase                                           10,000                  10,000
Advances from borrowers for taxes
  and insurance                                           14,657                   2,749
Other liabilities                                         27,756                  20,791
Deferred income taxes                                     (5,565)                 (5,490)
                                                      ----------              ----------

     Total liabilities                                $1,384,595              $1,396,819

Stockholders' equity:
Preferred stock ($.01 par value)
  authorized 1,000,000 shares;
  none outstanding                                             -                       -
Common stock ($.01 par value) authorized
  10,000,000 shares; issued 5,496,375 shares;
  outstanding 5,093,096 and 5,040,097
  (net of treasury stock) at September 30, 1996
  and December 31, 1996, respectively                         55                      55
Additional paid-in capital                                52,891                  53,077
Retained earnings, substantially restricted               65,064                  66,577
Treasury stock, at cost
  (403,279 shares at September 30, 1996
  and 456,278 shares at December 31, 1996)                (8,660)                 (9,881)
Common stock purchased by:
  Employee stock ownership plan                           (1,769)                 (1,580)
  Recognition and retention plans                           (161)                   (207)
Unrealized decrease in fair value on
  available-for-sale securities
  (net of applicable income taxes)                        (1,995)                 (1,882)
                                                      ----------              ----------

     Total stockholders' equity                          105,425                 106,159
                                                      ----------              ----------

Total liabilities and stockholders' equity            $1,490,020              $1,502,978
                                                      ==========              ==========

These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on Pages 9, 10 and 11 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1996 Annual Report to Stockholders.

                FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

                    Consolidated Statements of Operations
                           (Dollars in thousands)
                                 (Unaudited)

                                                                                      For the Three Months Ended
                                                                                   --------------------------------
                                                                                    Dec. 31,                Dec. 31,
Interest Income:                                                                      1995                    1996
----------------                                                                   ----------              ---------
Loans                                                                                $18,143                 $21,067
Securities available-for-sale                                                            463                   2,055
Securities held-to-maturity                                                              465                     268
Mortgage-backed and related
  securities available-for-sale                                                        1,325                   1,312
Mortgage-backed and related
  securities held-to-maturity                                                          2,568                   2,098
Other                                                                                    197                     188
                                                                                     -------                 -------
     Total interest income                                                            23,161                  26,988
                                                                                     -------                 -------

Interest Expense:
-----------------
Deposits                                                                              10,645                  13,796
Advances from Federal Home Loan Bank                                                   2,866                   2,623
Securities sold under agreements
  to repurchase                                                                          269                     149
                                                                                     -------                 -------
     Total interest expense                                                           13,780                  16,568
                                                                                     -------                 -------
     Net interest income                                                               9,381                  10,420
Provision for loan losses                                                                627                     802
                                                                                     -------                 -------
     Net interest income after
       provision for loan losses                                                       8,754                   9,618
                                                                                     -------                 -------

Other Income:
-------------
Servicing income and other fees                                                          772                   1,002
Net gain (loss) on sale of loans and
  mortgage-backed and related securities                                                  39                     531
Net gain on sale of securities
  available-for-sale                                                                     405                       -
Miscellaneous                                                                            341                     374
                                                                                     -------                 -------
     Total other income                                                                1,557                   1,907
                                                                                     -------                 -------

Other Expenses:
---------------
Employee compensation and benefits                                                     3,664                   4,083
Occupancy and equipment                                                                  972                   1,394
Federal deposit insurance premium                                                        510                     412
Provision for losses and net losses
  (gains) on sale of real estate owned                                                   (10)                    (38)
Advertising and promotion                                                                127                     372
Miscellaneous                                                                            846                   1,515
                                                                                     -------                 -------
     Total other expenses                                                              6,109                   7,738
                                                                                     -------                 -------

Income before provision for income taxes                                               4,202                   3,787

Provision for income taxes                                                             1,678                   1,514
                                                                                     -------                 -------

     Net income                                                                      $ 2,524                 $ 2,273
                                                                                     =======                 =======

Earnings per share:
  Primary and fully diluted                                                          $  0.50                 $  0.45



These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on Pages 9, 10 and 11 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1996 Annual Report to Stockholders.

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                 Three Months Ended December 31, 1995 and 1996
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                     Common         Common
                                                     Additional                                       Stock          Stock
                                          Common      Paid-in            Retained    Treasury       Purchased      Purchased
                                          Stock       Capital            Earnings     Stock           by ESOP       by RRP
                                          ------     ----------          --------    --------       ----------     ---------
Three months ended December 31, 1995
Balance at September 30, 1995              $55        $51,733             $66,592     $(7,283)       $(2,509)      $  (621)

Net income                                   -              -               2,524           -              -             -

  Accretion of unrealized gain on
    securities and mortgage-backed and
    related securities transferred from
    available-for-sale to held-to-maturity,
    net of income taxes                      -              -                   -           -              -             -
  Change in unrealized losses on
    securities available-for-sale
    and mortgage-backed and related
    securities available-for-sale,
    net of income taxes                      -              -                   -           -              -             -

  Amortization of deferred compensation
    Employee Stock Ownership Plan and
    Recognition and Retention Plans          -            150                   -           -            171           180

  Issue 299,478 shares of Treasury Stock
    for purchase of Palm Beach Savings       -            496                   -       6,130              -             -

  Purchase of Treasury Stock at cost
    (45,853 shares)                          -              -                   -      (1,101)             -             -
Exercise of stock options by certain
    directors and employees                  -            (21)                  -          41              -             -
  Declaration of dividends of $0.10
    per share                                -              -                (503)          -              -             -
                                           ---        -------             -------     -------        -------       -------
Balance at December 31, 1995               $55        $52,358             $68,613     $(2,213)       $(2,338)      $  (441)
                                           ===        =======             =======     =======        =======       =======

                                               Unrealized
                                               (Decrease)
                                                Increase
                                                In Fair
                                                Value on
                                               Available-         Total
                                                for-Sale       Stockholders'
                                               Securities         Equity
                                               ----------      -------------
Three months ended December 31, 1995
Balance at September 30, 1995                    $(3,356)        $104,611

Net income                                             -            2,524

  Accretion of unrealized gain on
    securities and mortgage-backed and
    related securities transferred from
    available-for-sale to held-to-maturity,
    net of income taxes                              (28)             (28)
  Change in unrealized losses on
    securities available-for-sale
    and mortgage-backed and related
    securities available-for-sale,
    net of income taxes                            1,642            1,642

  Amortization of deferred compensation
    Employee Stock Ownership Plan and
    Recognition and Retention Plans                    -              501

  Issue 299,478 shares of Treasury Stock
    for purchase of Palm Beach Savings                 -            6,626

  Purchase of Treasury Stock at cost
    (45,853 shares)                                    -           (1,101)
  Exercise of stock options by certain
    directors and employees                            -               20
  Declaration of dividends of $0.10
    per share                                          -             (503)
                                                 -------         --------
Balance at December 31, 1995                     $(1,742)        $114,292
                                                 =======         ========

These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on Pages 9, 10 and 11 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1996 Annual Report Stockholders.

                 FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                 Three Months Ended December 31, 1995 and 1996
                             (Dollars in thousands)
                                  (Unaudited)





                                                                                                     Common         Common
                                                     Additional                                       Stock          Stock
                                          Common      Paid-in            Retained    Treasury       Purchased      Purchased
                                          Stock       Capital            Earnings     Stock           by ESOP       by RRP
                                          ------     ----------          --------    --------       ----------     ---------
Three months ended December 31, 1996
------------------------------------
Balance at September 30, 1996              $55         $52,891              $65,064     $ (8,660)       $(1,769)      $  (161)

Net income                                   -               -                2,273            -              -             -
  Accretion of unrealized gain on
    securities and mortgage-backed and
    related securities transferred from
    available-for-sale to held-to-maturity,
    net of income taxes                      -               -                    -            -              -             -
  Change in unrealized losses on
    securities available-for-sale
    and mortgage-backed and related
    securities available-for-sale,
    net of income taxes                      -               -                    -            -              -             -
  Amortization of deferred compensation
    Employee Stock Ownership Plan and
    Recognition and Retention Plans          -             198                    -            -            189           (46)
  Purchase of Treasury Stock at cost
    (54,000 shares)                          -               -                    -       (1,243)             -             -
  Exercise of stock options by certain
    directors and employees                  -             (12)                   -           22              -             -
  Declaration of dividends of $0.15
    per share                                -               -                 (760)           -              -             -
                                           ---         -------              -------     --------        -------       -------

Balance at December 31, 1996               $55         $53,077              $66,577     $ (9,881)       $(1,580)      $  (207)
                                           ===         =======              =======     ========        =======       =======


                                             Unrealized
                                             (Decrease)
                                              Increase
                                              In Fair
                                              Value on
                                             Available-         Total
                                              for-Sale       Stockholders'
                                             Securities         Equity
                                             ----------      -------------
Three months ended December 31, 1996
------------------------------------
Balance at September 30, 1996                   $(1,995)          $105,425

Net income                                            -              2,273
  Accretion of unrealized gain on
    securities and mortgage-backed and
    related securities transferred from
    available-for-sale to held-to-maturity,
    net of income taxes                             (10)               (10)
  Change in unrealized losses on
    securities available-for-sale
    and mortgage-backed and related
    securities available-for-sale,
    net of income taxes                             123                123
  Amortization of deferred compensation
    Employee Stock Ownership Plan and
    Recognition and Retention Plans                   -                341
  Purchase of Treasury Stock at cost
    (54,000 shares)                                   -             (1,243)
  Exercise of stock options by certain
    directors and employees                           -                 10
  Declaration of dividends of $0.15
    per share                                         -               (760)
                                                -------           --------
Balance at December 31, 1996                    $(1,882)          $106,159
                                                =======           ========

These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on Pages 9, 10 and 11 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1996 Annual Report to Stockholders.

                FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
         Three Months Ended December 31, 1995 and December 31, 1996
                           (Dollars in thousands)
                                 (Unaudited)


                                                             Dec. 31,                  Dec. 31,
                                                               1995                     1996
                                                            ----------                --------
Cash flow from (for) operating activities:
  Net Income                                                  $  2,524               $  2,273
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                 256                    381
      Employee Stock Ownership Plan and Recognition
        and Retention Plan compensation expense                    501                    341
      Accretion of discounts, amortization of
        premiums, and other deferred yield items                  (231)                  (173)
      Amortization of goodwill                                       -                     49
      Provision for loan losses                                    627                    802
      Provision for losses and net (gains) losses
        on sales of real estate owned                              (10)                   (38)
      Net (gain) loss on sale of:
        Loans                                                      (39)                   (18)
        Other securities                                          (405)                  (504)
      Increase in loans held-for-sale                           (5,099)                     -
      Change in assets and liabilities net of
        effects from purchase of PBS Financial Corp.:
        Increase in accrued interest receivable                   (292)                  (168)
        (Increase) decrease in other assets                     (2,989)                    43
        Increase (decrease) in other liabilities
          Net of change in dividends payable                     4,962                 (7,216)
                                                              --------               --------
          Net cash provided by operating
           activities                                             (195)                (4,228)
                                                              --------               --------

Cash flow from (for) investing activities:
  Loan originations and principal payments
    on loans                                                   (94,943)               (44,428)
  Principal payments received on mortgage-
    backed and related securities                               10,795                 12,426
  Purchases of:
     Loans                                                         (15)                  (102)
     Mortgage-backed and related securities
       held-to-maturity                                              -                (14,223)
     Mortgage-backed and related securities
       available-for-sale                                            -                (12,769)
     Securities held-to-maturity                                     -                (15,413)
     Securities available-for-sale                             (48,000)               (46,820)
     Office properties and equipment                              (707)                (4,417)
  Proceeds from sales of:
     Loans                                                       6,853                  4,426
     Mortgage-backed and related securities
       available-for-sale                                            -                 31,990
     Securities available-for-sale                              78,502                 15,000
     Repossessed automobiles                                       943                  5,678
     Real estate acquired in settlement of loans                   274                    403
  (Purchase) Sale of Federal Home Loan Bank stock                 (528)                     3
  Proceeds from maturities of securities                         9,587                 15,297
  Cash acquired through purchase of PBS Financial
     Corp. net of cash payments relating
     to purchase                                                 9,873                      -
  Other investing activities                                      (457)                (3,205)
                                                              --------               --------
     Net cash used for investing activities                   $(27,823)              $(56,154)
                                                              --------               --------


These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on Pages 9, 10 and 11 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1996 Annual Report to Stockholders.

                                                                     (Continued)

                FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
          Three Months Ended December 31, 1995 and December 31, 1996
                            (Dollars in thousands)
                                 (Unaudited)

                                                                                     Dec. 31,               Dec. 31,
                                                                                        1995                  1996
                                                                                      --------             --------
Cash flow from (for) financing activities:
  Purchase of treasury stock at cost                                                $ (1,101)              $ (1,243)
  Exercise of stock options                                                               20                     10
  Net increase (decrease) in:
     NOW accounts, demand deposits, and
       savings accounts                                                               31,478                 14,309
     Certificates of deposit                                                           5,996                 16,738
     Advances from Federal Home Loan Bank                                             29,975                    (25)
     Securities sold under agreement to repurchase                                    (8,427)                     -
     Advances by borrowers for taxes and
       insurance                                                                     (10,650)               (11,908)
     Dividends paid on stock                                                            (263)                  (509)
                                                                                    --------               --------
     Net cash provided by financing activities                                        47,028                 17,372
                                                                                    --------               --------

Net increase in cash and cash equivalents                                             19,010                (43,010)

Cash and cash equivalents, beginning of period                                        25,132                161,413
                                                                                    --------               --------

Cash and cash equivalents, end of period                                            $ 44,142               $118,403
                                                                                    ========               ========



Supplemental disclosure of cash flows

  Supplemental disclosure of cash flow
    information:
     Cash paid for income taxes                                                     $     83               $      0
                                                                                    ========               ========

     Cash paid for interest on deposits
       and other borrowings                                                         $ 13,386               $ 17,350
                                                                                    ========               ========

  Supplemental schedule of noncash investing
    and financing activities:
     Repossessed automobiles acquired in
       settlement of loans                                                          $  1,632               $  5,918
                                                                                    ========               ========
     Real estate acquired in settlement of loans
       and in-substance foreclosed loans                                            $     51               $    463
                                                                                    ========               ========


  Change in unrealized loss (gain) on
    available-for-sale securities,
    net of income taxes                                                             $ (1,614)              $   (113)
                                                                                    ========               ========


  On December 8, 1995 the Company purchased all
    of the stock of PBS Financial Corp. ("PBS")
     Consideration paid for PBS:
     Cash                                                                           $  1,107                      -
     Capital stock issued                                                              6,626                      -
                                                                                    --------
     Total purchase price                                                              7,733                      -
     Fair value of net assets acquired                                                (4,763)                     -
                                                                                    --------
     Goodwill                                                                       $  2,970                      -
                                                                                    ========





These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on Pages 9, 10 and 11 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1996 Annual Report to Stockholders.

                FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

            Notes to Unaudited Consolidated Financial Statements


(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles
         (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three months ended December 31, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1997.

         The unaudited consolidated financial statements include the accounts of First Palm Beach Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Bank of Florida (the "Bank"), and the Bank's wholly-owned subsidiaries - The Big First, Inc., Retail Investment Corporation, First Corporate Center, Inc., First Bank of Florida Mortgage Corporation and PBS Service Corporation. Material intercompany accounts and transactions have been eliminated in financial statement consolidation. Certain amounts included in prior periods' consolidated financial statements have been reclassified to conform to the current period's presentation.

(2)      Conversion to Stock Ownership

         The Company was organized in May 1993 as the holding company for the Bank in connection with the Bank's conversion (the "Conversion") from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association. On September 29, 1993, the Company completed its initial public offering and sold 5,496,375 shares of common stock at $10.00 per share to depositors, borrowers, and the employees of the Bank during the subscription offering. The proceeds from the Conversion after recognizing Conversion expenses and underwriting costs of $2.5 million were $52.5 million and are recorded as common stock and additional paid-in capital in the accompanying consolidated statements of financial condition. The Company utilized $25.2 million of the net proceeds to purchase all of the capital stock of the Bank.

         In connection with the Conversion, the Bank established for eligible employees an Employee Stock Ownership Plan ("ESOP"). The ESOP borrowed $4.2 million from the Company and purchased 423,200 common shares issued in the Conversion. The Bank is expected to make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. The $4.2 million in stock issued by the Company was reflected as a charge to unearned compensation and a credit to common stock and additional paid-in capital. The unamortized balance of unearned compensation is shown as a deduction from stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation. For the quarters ended December 31, 1996 and 1995, ESOP expenses of $349,000 and $301,000, respectively, were recognized.

         In 1993, the Bank established two Recognition and Retention Plans ("RRPs") which purchased in the aggregate 211,600 shares of common stock in the Conversion and contributed $2.1 million to fund the purchase of the RRP shares. Awards which were made at the date of Conversion vested in three equal annual installments commencing on September 29, 1994, the first anniversary date of the effective date of these awards. As of December 31, 1996, all of the awards made under the RRPs had vested except two awards totaling 10,600 shares made to two non-employee directors which vest at a rate of 33 1/3% per year beginning September 17, 1997 and one award of 1,000 shares made to an officer which will vest July 15, 1997.

         The aggregate purchase price of these shares is amortized as compensation expense over the vesting period. The unamortized cost of the RRPs is reflected as a reduction of stockholders' equity. For the quarter ended December 31, 1996 the Bank reversed an overaccrual of $76,000 resulting in a net reversal in RRP expense of $46,000. An expense of $180,000 was recorded during the quarter ended December 31, 1995.

         In 1993, the Company adopted stock option plans for the benefit of directors, officers, and other key employees of the Bank. The number of shares of common stock reserved for issuance under the stock option plans was equal to 10% of the total number of common shares issued pursuant to the Conversion. In January 1997, the stockholders approved the reservation of an additional 250,000 shares of common stock for issuance under the 1993 First Palm Beach Bancorp, Inc. Incentive Stock Option Plan. Under the stock option plans, the option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. The stock options awarded to non-employee directors may be exercised at any time after grant. At December 31, 1996, there were 133,210 options outstanding to non-employee directors and 26,500 options available for future grants.

         The stock options granted to officers and employees are exercisable based on a schedule approved by the Bank's Board of Directors. At December 31, 1996, 149,846 stock options were outstanding to officers and employees of which 129,846 are currently exercisable. There are currently 251,968 options available for future grants.

(3)      Earnings Per Share

         Earnings per share of common stock for the quarters ended December 31, 1996 and 1995 were determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding which were 5,038,596 and 5,061,571, respectively, excluding unallocated shares held by the ESOP. Stock options are regarded as common stock equivalents and, therefore, are considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. Including stock options in the calculation of primary earnings per share reduces earnings per share by $0.01 for the three months ended December 31, 1996 and December 31, 1995.

(4)      Commitments and Contingencies

         Commitments to originate loans of $33.4 million at December 31, 1996 represent the total principal amounts which the Bank plans to fund within the normal commitment period of 60 to 90 days. As of December 31, 1996, the Bank had $30.5 million in commitments to purchase mortgage pool or investment securities.

(5)      Accounting for Impairment of Loans

         In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Statement generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate.
         In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This Statement amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. SFAS No. 118 does not change the provisions in SFAS No. 114 that require a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the market price of the loan or the fair value of the collateral if the loan is collateral dependent. The Bank adopted the provisions of SFAS No. 114 as amended by SFAS No. 118 effective October 1, 1995.

         An analysis of the changes in the allowance for loan losses for the three months ended December 31, 1996 and fiscal year ended September 30, 1996, is as follows:

                                                                 Fiscal                 Three
                                                                  Year                  Months
                                                                  Ended                 Ended
                                                                Sept. 30,              Dec. 31,
                                                                  1996                   1996
                                                                 -------                -------
                                                                        (In thousands)
         Balance at beginning of period                          $ 2,157                $11,855
         Increase in allowance due to acquisition
             of PBS Financial Corp.                                2,253                      -
         Current provision                                        15,704                    802
         Charge-offs - net                                        (8,259)                (2,939)
                                                                 -------                -------
         Ending balance                                          $11,855                $ 9,718
                                                                 =======                =======


         At December 31, 1996 the Bank's impaired loans consisted of the following:

                                                                       December 31, 1996
                                                                      -------------------
                                                                        Loan      Related
                                                                      Balances   Allowance
                                                                      --------------------
                                                                          (In thousands)
         Impaired loan balances and related
             allowance for loan losses                                $ 7,659     $ 1,126


(6)      Subsequent Event

         Subsequent to December 31, 1996 a home builder in Palm Beach County, who is the contractor of record on 24 loans to individual borrowers totaling $5.1 million at December 31, 1996, ceased his operations. The Bank is currently analyzing each loan to determine what funds, in excess of the funds available in the construction account, will be needed to complete each home and who will be responsible. At this time, the extent of the cost to complete the homes, over the amount available in the construction account, remains to be determined.

                FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


This discussion should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements contained herein and with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in First Palm Beach Bancorp, Inc.'s 1996 Annual Report to Stockholders.


General

First Palm Beach Bancorp, Inc. (the "Company") was formed as the holding company for First Bank of Florida (the "Bank") in connection with the Bank's conversion (the "Conversion") from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association on September 29, 1993. On that date, the Company issued and sold 5,284,775 shares of common stock, par value $0.01 per share, at $10.00 per share to complete the Conversion. An additional 211,600 shares were purchased by the Bank's Recognition and Retention Plans ("RRPs") at $10.00 per share. Net proceeds to the Company after $2.5 million in expenses and underwriting costs were $52.5 million. The Company used $25.2 million of the net proceeds to purchase all the capital stock of the Bank, and lent $4.2 million to the Bank's Employee Stock Ownership Plan ("ESOP"). The remaining proceeds of $23.0 million were advanced to the Bank under a note agreement carrying an interest rate tied to the one month short-term credit advance of the Federal Home Loan Bank ("FHLB") of Atlanta. The rate on the note was 5.44% during the quarter ended December 31, 1996 and the balance on the note at December 31, 1996 was $7.4 million.

On December 8, 1995 (the "Effective Date"), the Company completed the acquisition of PBS Financial Corp. ("PBS") by means of the merger (the "Merger") of PBS with and into the Company, pursuant to an Agreement and Plan of Merger between the Company and PBS dated as of May 31, 1995 (the "Agreement"). Concurrently with the Merger, Palm Beach Savings and Loan, F.S.A. ("Palm Beach Savings"), the savings and loan subsidiary of PBS, merged with and into the Bank in accordance with a Plan of Merger and Combination dated as of May 31, 1995 between Palm Beach Savings and the Bank. In conjunction with and as a part of the Merger, each of the 283,700 shares of PBS Class A common stock issued and outstanding and 419,300 shares of PBS Class B common stock issued and outstanding at the Effective Date was converted into
(i) .426 of a share of the Company's Common Stock and (ii) a cash payment of $0.75 per share of PBS common stock. Based on an aggregate of 703,000 shares of PBS Class A and Class B common stock issued and outstanding, the Company issued in the aggregate 299,478 shares of the Company's Common Stock and made $527,250 in cash payments. Also in conjunction with the Merger, the Company paid $88,544 in exchange for all outstanding PBS Options, and $459,536 in exchange for all outstanding PBS Warrants.

The Company's consolidated results of operation are primarily those of the Bank.

The Bank's principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one-to-four family, owner-occupied, residential mortgage loans, consumer loans, and, to a lesser extent, construction loans, commercial real estate loans, and multi-family residential mortgage loans. In addition, the Bank invests in mortgage-backed securities, securities issued by the U. S. Government and government agencies, and other investments permitted by federal laws and regulations. The Bank is a member of the FHLB system and its deposits are insured to the applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation by the Office of Thrift Super-vision (the "OTS") as its chartering agency and the FDIC as its deposit insurer.

The Bank has 37 full-service branches in Palm Beach, Martin, Broward, Dade and Lee Counties, Florida. Three loan production offices are located in Palm Beach County. As of December 31, 1996, the Bank operated four of its branches inside of Winn-Dixie stores and seven inside of Albertson's stores.

The Bank intends to open additional supermarket locations at Albertson's in the future. During the quarter ended December 31, 1996, the Bank opened four full-service supermarket branches.

The Bank has five wholly-owned subsidiaries: First Bank of Florida Mortgage Corporation which provides mortgage brokerage services to the Bank; The Big First, Inc. which develops residential real estate; Retail Investment Corporation which previously collected rent and commissions from Liberty Securities Corporation which offered mutual funds and annuities to customers of the Bank; First Corporate Center, Inc. which engages in maintenance and management of improved real estate; and PBS Service Corporation which was acquired in the Merger. Only First Bank of Florida Mortgage Corporation is currently active.

The Bank's results of operations depend primarily on net interest income, which is the difference between the interest income earned on its loans and investment portfolio, and its cost of funds, consisting of the interest paid on deposits and borrowings. The Bank's operating results also are affected, to a lesser extent, by fee income and by gains or losses on the sale of loans, securities and mortgage-backed securities available-for-sale, and real estate owned. The Bank's operating expenses consist primarily of employee compensation, occupancy expenses, FDIC insurance premiums and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Liquidity and Capital Resources

The Bank's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets depend on the Bank's lending, investing, operating and deposit activities during any given period. At December 31, 1996, cash, amounts due from depository institutions and interest-earning deposits totaled $118.4 million.

The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, proceeds from the amortization of, the maturing of and sales of securities, advances from the FHLB and securities sold under agreements to repurchase ("reverse repurchase agreements"). While maturity and scheduled amortization of loans and securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local market conditions, general interest rates and regulatory changes.

Under OTS regulations, the Bank is required to maintain liquid assets of at least 5% of the average daily balance of the sum of its net withdrawable deposit accounts, plus short-term borrowings during the preceding calendar month. For purposes of these regulations, liquid assets consist of cash, amounts due from depository institutions, interest-bearing deposits and short and intermediate term U. S. Government and government agency securities. The Bank historically has maintained a level of liquid assets in excess of this regulatory requirement. The Bank's liquidity ratio was 14.8% and 16.3% at December 31, 1996 and September 30, 1996, respectively. Liquidity management for the Bank is a daily and long-term function of the Bank's management strategy. If the Bank requires liquid funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances and reverse repurchase agreements.

The primary investment activity of the Bank is the origination of mortgage and consumer loans. During the three months ended December 31, 1996 the Bank originated mortgage and consumer loans in the aggregate amount of $96.5 million as compared to $142.7 million for the three months ended December 31, 1995. A primary component of the Bank's current strategic plan is to continue increasing its originations of mortgage and consumer loans, except indirect loans. At September 30, 1996, the Bank discontinued its indirect automobile lending program, because indirect loans produced higher delinquency rates and more repossessed assets, resulting in higher loan loss provisions. Repossessed automobiles increased from $1.6 million at September 30, 1996 to $1.7 million at December 31, 1996. The Bank also invests in U. S. Treasury and agency securities, collateralized mortgage obligations, municipal bonds and FHLB overnight funds. During periods when the Bank's loan demand is lower, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise would be available.

At December 31, 1996, the Bank had outstanding commitments to originate $33.4 million of loans and had $30.5 million in commitments to purchase mortgage pool or investment securities. Management is of the opinion that the Bank will have sufficient funds available to meet all of these commitments. At December 31, 1996, certificates of deposits scheduled to mature in one year or less after December 31, 1996 totaled $566.1 million. Based on the Bank's past experience and current market conditions, management is of the opinion that a significant portion of these funds will remain with the Bank.

At December 31, 1996, the Bank exceeded each of the three OTS capital requirements. The Bank's ratios were: 6.28% tangible capital ratio; 6.28% core capital ratio; and 12.20% risk-based capital ratio. The OTS minimum regulatory capital ratio requirements at December 31, 1996 were 1.5%, 3.0%, and 8.0%, respectively.

Changes in Financial Condition

Total assets increased $13.0 million to $1.503 billion at December 31, 1996 from $1.490 billion at September 30, 1996. Cash and cash equivalents, securities held-to-maturity, securities available-for-sale, mortgage-backed and related securities held-to-maturity and mortgage-backed and related securities available-for-sale decreased $27.6 million to $400.6 million at December 31, 1996 from $428.2 million at September 30, 1996. Office properties and equipment increased by $4.0 million to $27.1 million at December 31, 1996 from $23.1 million at September 30, 1996 due to the addition of four new branch locations and capitalized improvements related to the relocation of the Bank's corporate offices. Loans receivable increased by $36.2 million to $1.044 billion at December 31, 1996 from $1.008 billion at September 30, 1996. Loans originated amounted to $96.5 million (which included $82.9 million in mortgage loans and $13.6 million of consumer loans) during the quarter ended December 31, 1996 compared to $142.7 million (which included $74.5 million of mortgage loans and $68.2 million of consumer loans) during the quarter ended December 31, 1995. Indirect automobile loan balances decreased to $130.5 million at December 31, 1996 from $148.2 million at September 30, 1996.

Deposits increased $31.1 million from $1.137 billion at September 30, 1996 to $1.168 billion at December 31, 1996. The average interest rate paid on deposits increased to 4.89% as of December 31, 1996 from 4.87% as of September 30, 1996.

Advances from the FHLB and other borrowed funds decreased from $211.1 million at September 30, 1996 to $211.0 million at December 31, 1996. Stockholders' equity increased to $106.2 million at December 31, 1996 from $105.4 million at September 30, 1996. The increase in stockholders' equity was primarily the result of net income of $2.3 million for the quarter ended December 31, 1996. This increase was offset, however, by increases in treasury stock from $8.7 million at September 30, 1996 to $9.9 million at December 31, 1996 as a result of the repurchase during the quarter ended December 31, 1996 of 54,000 shares of common stock at an average price of $23.02.

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

The Bank's policy has been to manage its exposure to interest rate risk by attempting to match the maturities of its interest rate sensitive assets and liabilities, in part, by emphasizing the origination of adjustable rate mortgages ("ARM") and short term residential construction loans. As of December 31, 1996, these loans made up approximately 53% of outstanding mortgage loans. Approximately 10% of outstanding mortgage loans are loans with seven and ten year fixed rates which become one year adjustable loans. These are classified as ARM loans. The Bank also manages its exposure by purchasing short term securities and short average life and adjustable-rate collateralized mortgage obligations. The Bank's one year interest rate sensitivity gap as a percentage of total assets was a negative 8.6% at December 31, 1996, as compared to a negative 4.5% at September 30, 1996. During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income while a positive gap would tend to increase net interest income.

Asset Quality

The Company and the Bank regularly review interest earning assets to determine proper valuation of those assets. Management monitors the asset portfolio by reviewing historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. During the quarter ended December 31, 1996, non-performing assets increased $169,000 to $16.2 million from $16.1 million at September 30, 1996. Repossessed assets increased $137,000 to $1.7 million at December 31, 1996 from $1.6 million at September 30, 1996. As previously discussed, the Bank discontinued its indirect lending program as of September 30, 1996.

The following table sets forth information regarding the Bank's non-performing loans, repossessed assets and real estate owned at the dates indicated. The Bank generally discontinues accruing interest on loans that are 90 days or more past due, at which time the accrued but uncollected interest is excluded from interest income.

                                 ASSET QUALITY
                             (Dollars in thousands)

                                               Sept. 30,                 Dec. 31,
                                                 1996                      1996
                                                 -------                 -------
Non-performing mortgage loans
  delinquent more than 90 days                   $11,279                 $10,942
Non-performing other loans
  delinquent more than 90 days                     1,552                   1,853
                                                 -------                 -------
Total non-performing loans                       $12,831                 $12,795
Real estate owned,
  net of related allowance                         1,626                   1,694
Repossessed assets, net of
  related allowance                                1,602                   1,739
                                                 -------                 -------

Total non-performing assets                      $16,059                 $16,228
                                                 =======                 =======

Non-performing loans to
  total loans                                      1.20%                   1.16%
Non-performing assets to
  total assets                                     1.08%                   1.08%

Allowance for loan losses to
  non-performing loans                            92.40%                  75.95%


RESULTS OF OPERATIONS

Comparison of results in this section are for the three month periods ended December 31, 1996 and December 31, 1995.

General

Net income for the quarter ended December 31, 1996 was $2.3 million as compared to $2.5 million for the quarter ended December 31, 1995. This reduction was primarily due to an increase in other expenses which exceeded growth in net interest margin and other income.

Net Interest Income

Net interest income before provision for loan losses was $10.4 million for the quarter ended December 31, 1996 as compared to $9.4 million for the quarter ended December 31, 1995. The increase in net interest income before provision for loan loss was primarily due to loan growth of $51.0 million to $1.044 billion at December 31, 1996 from $993.0 million at December 31, 1995.

Provision for Loan Losses

During the three months ended December 31, 1996, the provision for loan losses was $802,000 as compared to $627,000 for the three months ended December 31, 1995.

Other Income

Other income increased to $1.9 million for the quarter ended December 31, 1996 from $1.6 million for the quarter ended December 31, 1995. Servicing income and other fees increased $230,000 to $1.0 million for the three months ending December 31, 1996 from $772,000 for the same period in 1995. Net gains on sales of loans, mortgage-backed securities and investments was $522,000 for the quarter ended December 31, 1996 compared to $444,000 for the quarter ended December 31, 1995.

In November 1995, the Financial Accounting Standards Board issued "A Guide to Implementation of SFAS No. 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" ("SFAS 115 Q&A Guide"). SFAS 115 Q&A Guide included a one-time opportunity for entities which had previously adopted the provisions of SFAS 115 to reconsider their ability and intent to hold securities to maturity and to allow such entities to transfer securities from the held-to-maturity category to available-for-sale without calling into question the intent to hold securities to maturity. SFAS 115 Q&A Guide required that any one-time reclassification occur between November 15, 1995 and December 31, 1995. In November 1995, the Bank reclassified $20.0 million of U.S. Treasury notes and $10.5 million of municipal securities from held-to-maturity to available-for-sale. During the quarter ended December 31, 1995, the Bank sold $5.6 million of the reclassified municipal securities and recognized a gain of approximately $404,000 on the sale.

Other Expenses

Other expenses increased to $7.7 million for the quarter ended December 31, 1996 as compared to $6.1 million for the quarter ended December 31, 1995. The quarter ended December 31, 1996 reflects the expenses of adding ten additional branch locations and closing one branch since December 31, 1995, as well as marketing expenses which increased $245,000 during the current quarter to $372,000 from $127,000 for the quarter ended December 31, 1995. These marketing expenses were primarily due to expenses related to the corporate name change which occurred in October, 1996.

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

Item 2   Changes in Securities

         Not applicable.

Item 3   Default upon Senior Securities

         Not applicable.

Item 4   Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5   Other Information

         Not applicable.

Item 6   Exhibits and Reports on Form 8-K.

         (a)        The following exhibits are filed as part of this report:

                    11    Statement Re:  Computation of Per Share Earnings.

                    27    Financial Data Schedule (for SEC use only).

         (b) Form 8-K was filed on October 21, 1996 to report the discontinuation of the indirect lending program and additional loan loss provisions relating to that program.

                    Form 8-K was filed on December 13, 1996 to report additional loan loss reserves and restatement of earnings for the fiscal year ended September 30, 1996.

                FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

                                 Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                First Palm Beach Bancorp, Inc.
                                ------------------------------
                                             (Registrant)

                                  /s/ Louis O. Davis, Jr.
Date:                             -------------------------------------
February 13, 1997                 Louis O. Davis, Jr.
                                  President and Chief Executive Officer
                                  (Duly Authorized Officer)


                                  /s/ R. Randy Guemple
Date:                             -------------------------------------
February 13, 1997                 R. Randy Guemple
                                  Treasurer and Chief Financial Officer
                                  (Principal Financial Officer)