Form 10-Q
period 1997-03-31
FIRST PALM BEACH BANCORP INC
filed 1997-05-09
CIK 906608

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                              --------------------


For the Quarterly Period Ended March 31, 1997           Commission File #0-21942


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

         The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 5,029,337 at April 30, 1997.

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                                      Index


                                                                        Page
Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995 for Forward-Looking Information ..................     2

Part I.  Financial Information
------------------------------

Item 1   Financial Statements

         Consolidated Statements of Financial Condition as of
         September 30, 1996 and March 31, 1997 (unaudited) ..........     3

         Consolidated Statements of Operations for the Three and
         Six Months ended March 31, 1996 and 1997 (unaudited) .......     4

         Consolidated Statements of Changes in Stockholders' Equity
         for the Six Months ended March 31, 1996 and 1997 (unaudited)   5-6

         Consolidated Statements of Cash Flows for the Six Months
         ended March 31, 1996 and 1997 (unaudited) ..................   7-8

         Notes to Unaudited Consolidated Financial Statements .......  9-11

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations ........................ 12-15

Part II. Other Information
--------------------------

Item 1   Legal Proceedings ..........................................    16

Item 2   Changes in Securities ......................................    16

Item 3   Default upon Senior Securities .............................    16

Item 4   Submission of Matters to a Vote of Security Holders ........    16

Item 5   Other Information ..........................................    16

Item 6   Exhibits and Reports on Form 8-K ...........................    16

Signature Page ......................................................    17

Exhibit Index .......................................................    18

Exhibit 11 ..........................................................    19

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 for Forward-Looking Information

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), First Palm Beach Bancorp, Inc., (the "Company") is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in "forward-looking statements" (as such term is defined in the Reform Act) of the Company made by or on behalf of the Company which are made orally, whether in presentations, in response to questions or otherwise, or in writing in this report or any other future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projection," "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Company's actual results to differ materially from those contained in the forward-looking statements of the Company made by or on behalf of the Company.

The Company cautions that the following important factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include those related to the national economic environment, particularly in the region in which the Company's subsidiary, First Bank of Florida (the "Bank"), operates, competition, fiscal and monetary policies of the U.S. government, changes in governmental legislation and regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, credit risk management and asset/liability management, the financial and securities markets, deposit flows, changes in the quality or composition of the Bank's loan and investment portfolios, and the availability of and cost associated with sources of liquidity.

All such factors are difficult to predict, contain uncertainties which may materially affect actual results and are beyond the control of the Company.

                         Part I - Financial Information
                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                      September 30, 1996 and March 31, 1997
                             (Dollars in thousands)

                                                                                                         (Unaudited)
                                                                                 September 30, 1996    March 31, 1997
                                                                                 ------------------    --------------
Assets
------
Cash and amounts due from depository institutions                                    $   19,438          $   21,672
Interest earning deposits                                                               141,975              57,584
                                                                                     ----------          ----------

         Total cash and cash equivalents                                                161,413              79,256

Securities available-for-sale                                                            27,551              44,991
Securities held-to-maturity                                                               6,981              16,985
Mortgage-backed and related securities available-for-sale                               105,866             161,440
Mortgage-backed and related securities held-to-maturity                                 126,407             135,798
Loans receivable - net of allowance for loan losses                                   1,007,881           1,058,857
Real estate owned                                                                         1,626               1,927
Repossessed automobiles                                                                   1,602                 975
Office properties and equipment, net                                                     23,077              28,978
Federal Home Loan Bank stock                                                             10,053              10,049
Accrued interest receivable                                                               8,147               9,274
Goodwill                                                                                  2,825               2,728
Other assets                                                                              6,591               6,977
                                                                                     ----------          ----------

         Total assets                                                                $1,490,020          $1,558,235
                                                                                     ==========          ==========

Liabilities and Stockholders' Equity
------------------------------------
Deposit accounts                                                                     $1,136,722          $1,217,007
Advances from Federal Home Loan Bank                                                    201,025             200,975
Securities sold under agreements to repurchase                                           10,000              10,000
Advances from borrowers for taxes and insurance                                          14,657               7,234
Other liabilities                                                                        27,756              24,161
Deferred income taxes                                                                    (5,565)             (6,546)
                                                                                     ----------          ----------

         Total liabilities                                                           $1,384,595          $1,452,831

Stockholders' equity:
Preferred stock ($.01 par value) authorized 1,000,000 shares; none outstanding               --                  --
Common stock ($.01 par value) authorized 10,000,000 shares; issued
     5,496,375 shares; outstanding 5,093,096 and 5,009,337 (net of treasury
     stock) at September 30, 1996 and March 31, 1997, respectively                           55                  55
Additional paid-in capital                                                               52,891              52,928
Retained earnings, substantially restricted                                              65,064              68,101
Treasury stock, at cost (403,279 shares at September 30, 1996 and
     487,038 shares at March 31, 1997)                                                   (8,660)            (10,666)
Common stock purchased by:
     Employee stock ownership plan                                                       (1,769)             (1,371)
     Recognition and retention plans                                                       (161)               (177)
Unrealized decrease in fair value on available-for-sale securities
     (net of applicable income taxes)                                                    (1,995)             (3,466)
                                                                                     ----------          ----------

         Total stockholders' equity                                                     105,425             105,404
                                                                                     ----------          ----------

Total liabilities and stockholders' equity                                           $1,490,020          $1,558,235
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

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                             (Dollars in thousands)
                                   (Unaudited)


                                                                       Three Months Ended            Six Months Ended
                                                                     -----------------------      -----------------------
                                                                     Mar. 31,       Mar. 31,      Mar. 31,       Mar. 31,
Interest Income:                                                       1996           1997          1996           1997
----------------                                                     --------       --------      --------       --------
Loans                                                                $ 21,348       $ 21,613      $ 39,491       $ 42,680
Securities available-for-sale                                           1,115          1,036         1,578          3,091
Securities held-to-maturity                                               170            344           635            612
Mortgage-backed and related securities available-for-sale               1,296          2,000         2,621          3,312
Mortgage-backed and related securities held-to-maturity                 2,364          2,341         4,932          4,439
Other                                                                     212            174           409            362
                                                                     --------       --------      --------       --------
         Total interest income                                         26,505         27,508        49,666         54,496
                                                                     --------       --------      --------       --------

Interest Expense:
-----------------
Deposits                                                               12,358         14,045        23,003         27,840
Advances from Federal Home Loan Bank                                    3,165          2,371         6,031          4,994
Securities sold under agreements to repurchase                            150            146           419            295
                                                                     --------       --------      --------       --------
         Total interest expense                                        15,673         16,562        29,453         33,129
                                                                     --------       --------      --------       --------
         Net interest income                                           10,832         10,946        20,213         21,367
Provision for loan losses                                                 957            567         1,584          1,369
                                                                     --------       --------      --------       --------
         Net interest income after provision
              for loan losses                                           9,875         10,379        18,629         19,998
                                                                     --------       --------      --------       --------

Other Income:
-------------
Servicing income and other fees                                           783            953         1,555          1,955
Net gain (loss) on sale of loans, mortgage servicing
     rights and mortgage-backed and related securities                     (6)           397            33            927
Net gain on sale of securities available-for-sale                         406            329           811            329
Miscellaneous                                                             312            454           653            828
                                                                     --------       --------      --------       --------
         Total other income                                             1,495          2,133         3,052          4,039
                                                                     --------       --------      --------       --------

Other Expenses:
---------------
Employee compensation and benefits                                      4,041          4,758         7,705          8,842
Occupancy and equipment                                                 1,158          1,563         2,130          2,957
Federal deposit insurance premium                                         510            183         1,020            595
Provision for losses and net losses (gains) on sale of
     real estate owned                                                      2             90            (8)            52
Advertising and promotion                                                 114            310           241            682
Miscellaneous                                                           1,087          1,812         1,933          3,326
                                                                     --------       --------      --------       --------
         Total other expenses                                           6,912          8,716        13,021         16,454
                                                                     --------       --------      --------       --------

Income before provision for income taxes                                4,458          3,796         8,660          7,583

Provision for income taxes                                              1,783          1,520         3,461          3,034
                                                                     --------       --------      --------       --------

         Net income                                                  $  2,675       $  2,276      $  5,199       $  4,549
                                                                     ========       ========      ========       ========

Earnings per share:
     Primary and Fully Diluted                                       $   0.52       $   0.46      $   1.02       $   0.91


These financial statements should be read in conjunction with the notes to Unaudited Consolidated Financial Statements on Pages 9, 10 and 11 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1996 Annual Report to Stockholders.

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                    Six Months Ended March 31, 1996 and 1997
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                            Unrealized
                                                                                                            (Decrease)
                                                                                                             Increase
                                                                                                             In Fair
                                                                                          Common    Common   Value on
                                                     Additional                           Stock     Stock   Available-    Total
                                              Common   Paid-in    Retained    Treasury  Purchased Purchased  for-Sale  Stockholders'
                                               Stock   Capital    Earnings     Stock     by ESOP    by RRP  Securities    Equity
                                              ------ ----------   --------    --------  --------- --------- ---------- -------------
Six months ended March 31, 1996
-------------------------------
Balance at September 30, 1995                   $55   $ 51,733    $ 66,592    $(7,283)   $(2,509)   $(621)   $(3,356)   $ 104,611

  Net income                                     --         --       5,199         --         --       --         --        5,199
  Accretion of unrealized gain on
      securities and mortgage-backed and
      related securities transferred from
      available-for-sale to held-to-maturity,
      net of income taxes                        --         --          --         --         --       --        (33)         (33)
  Change in unrealized losses on
      securities available-for-sale
      and mortgage-backed and related
      available-for-sale,
      net of income taxes                        --         --          --         --         --       --      1,118        1,118
  Amortization of deferred compensation
      Employee Stock Ownership Plan and
      Recognition and Retention Plans            --        300          --         --        361      360         --        1,021
  Issue 299,478 shares of Treasury Stock
      for purchase of PBS Financial Corp.        --        496          --      6,130         --       --         --        6,626
  Purchase of Treasury Stock at cost
      (254,353 shares)                           --         --          --     (5,615)        --       --         --       (5,615)
  Exercise of stock options by certain
      directors and employees                    --        (27)         --         51         --       --         --           24
  Declaration of dividends of $0.20
      per share                                  --         --      (1,053)        --         --       --         --       (1,053)
                                                ---   --------    --------    -------    -------    -----    -------    ---------

Balance at March 31, 1996                       $55   $ 52,502    $ 70,738    $(6,717)   $(2,148)   $(261)   $(2,271)   $ 111,898
                                                ===   ========    ========    =======    =======    =====    =======    =========


These financial statement should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on Page 9, 10 and 11 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1996 Annual Report to Stockholders.

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                    Six Months Ended March 31, 1996 and 1997
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                            Unrealized
                                                                                                            (Decrease)
                                                                                                             Increase
                                                                                                             In Fair
                                                                                          Common    Common   Value on
                                                     Additional                           Stock     Stock   Available-    Total
                                              Common   Paid-in    Retained    Treasury  Purchased Purchased  for-Sale  Stockholders'
                                               Stock   Capital    Earnings     Stock     by ESOP    by RRP  Securities    Equity
                                              ------ ----------   --------    --------  --------- --------- ---------- -------------
Six months ended March 31, 1997
-------------------------------
Balance at September 30, 1996                   $55   $ 52,891    $ 65,064    $ (8,660)  $(1,769)   $(161)   $(1,995)   $ 105,425

  Net income                                     --         --       4,549          --        --       --         --        4,549
  Accretion of unrealized gain on
      securities and mortgage-backed and
      related securities transferred from
      available-for-sale to held-to-maturity,
      net of income taxes                        --         --          --          --        --       --        (17)         (17)
  Change in unrealized losses on
      securities available-for-sale
      and mortgage-backed and related
      securities available-for-sale,
      net of income taxes                        --         --          --          --        --       --     (1,454)      (1,454)
  Amortization of deferred compensation
      Employee Stock Ownership Plan and
      Recognition and Retention Plans            --        396          --          --       398      (16)        --          778
  Purchase of Treasury Stock at cost
      (114,000 shares)                           --         --          --      (2,668)       --       --         --       (2,668)
  Exercise of stock options by certain
      directors and employees                    --       (359)         --         662        --       --         --          303
  Declaration of dividends of $0.30
      per share                                  --         --      (1,512)         --        --       --         --       (1,512)
                                                ---   --------    --------    --------   -------    -----    -------    ---------

Balance at March 31, 1997                       $55   $ 52,928    $ 68,101    $(10,666)  $(1,371)   $(177)   $(3,466)   $ 105,404
                                                ===   ========    ========    ========   =======    =====    =======    =========


These financial statement should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on Page 9, 10 and 11 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1996 Annual Report to Stockholders.

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
               Six Months Ended March 31, 1996 and March 31, 1997
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                  Mar. 31,       Mar. 31,
                                                                                                    1996           1997
                                                                                                 ---------      ---------
Cash flow from (for) operating activities:
         Net Income                                                                              $   5,199      $   4,549
         Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation                                                                             526            793
              Employee Stock Ownership Plan and Recognition and Retention Plan
                  compensation expense                                                               1,021            778
              Accretion of discounts, amortization of premiums, and other deferred
                  yield items                                                                         (266)          (328)
              Amortization of goodwill                                                                  48             97
              Provision for loan losses                                                              1,584          1,369
              Provision for losses and net (gains) losses on sales of real estate owned                 (8)            52
              Net (gain) loss on sale of:
                  Loans                                                                                (76)          (423)
                  Mortgage-backed and related securities                                                17           (504)
                  Other securities                                                                    (811)          (329)
              Increase in loans held-for-sale                                                       (2,215)            --
              Change in assets and liabilities net of effects from purchase of PBS
                  Financial Corp.:
                  Increase in accrued interest receivable                                             (876)        (1,127)
                  (Increase) decrease in other assets                                                2,195           (386)
                  Increase (decrease) in other liabilities net of change in dividends payable          347         (3,837)
                                                                                                 ---------      ---------
                      Net cash provided by operating activities                                      6,685            704
                                                                                                 ---------      ---------

Cash flow from (for) investing activities:
         Loan originations and principal payments on loans                                        (169,450)       (83,490)
         Principal payments received on mortgage-backed and related securities                      21,185         26,258
         Purchases of:
              Loans                                                                                   (395)        (1,036)
              Mortgage-backed and related securities held-to-maturity                                   --        (32,713)
              Mortgage-backed and related securities available-for-sale                                 --        (91,639)
              Securities held-to-maturity                                                               --        (15,413)
              Securities available-for-sale                                                       (212,000)      (112,767)
              Office properties and equipment                                                       (1,982)        (6,694)
         Proceeds from sales of:
              Loans                                                                                 16,750         27,747
              Mortgage-backed and related securities available-for-sale                              8,187         31,990
              Securities available-for-sale                                                        138,803         62,916
              Repossessed automobiles                                                                3,217         10,397
              Real estate acquired in settlement of loans                                            1,022          1,260
         (Purchase) Sale of Federal Home Loan Bank stock                                            (1,777)             4
         Proceeds from maturities of securities                                                     58,437         37,797
         Cash acquired through purchase of PBS Financial Corp., net of cash payments
              relating to purchase                                                                   9,873             --
         Other investing activities                                                                 (1,403)        (6,655)
                                                                                                 ---------      ---------
                  Net cash used for investing activities                                         $(129,533)     $(152,038)
                                                                                                 ---------      ---------


These financial statements should be read in conjunction with the notes to Unaudited Consolidated Financial Statements on Pages 9, 10 and 11 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1996 Annual Report to Stockholders.

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
               Six Months Ended March 31, 1996 and March 31, 1997
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                     Mar. 31,           Mar. 31,
                                                                                       1996               1997
                                                                                    ---------          ---------
Cash flow from (for) financing activities:
         Purchase of treasury stock at cost                                         $  (5,615)         $  (2,668)
         Exercise of stock options                                                         24                303
         Net increase (decrease) in:
              NOW accounts, demand deposits, and savings accounts                      38,416             22,440
              Certificates of deposit                                                  65,343             57,845
              Advances from Federal Home Loan Bank                                     54,950                (50)
              Securities sold under agreement to repurchase                            (8,427)                --
              Advances by borrowers for taxes and insurance                            (7,754)            (7,423)
         Dividends paid on stock                                                         (802)            (1,270)
                                                                                    ---------          ---------
                  Net cash provided by financing activities                           136,135             69,177
                                                                                    ---------          ---------

Net increase (decrease) in cash and cash equivalents                                   13,287            (82,157)

Cash and cash equivalents, beginning of period                                         25,132            161,413
                                                                                    ---------          ---------

Cash and cash equivalents, end of period                                            $  38,419          $  79,256
                                                                                    =========          =========

Supplemental disclosure of cash flows

         Supplemental disclosure of cash flow information:
              Cash paid for income taxes                                            $   3,258          $     155
                                                                                    =========          =========

              Cash paid for interest on deposits and other borrowings               $  28,328          $  34,291
                                                                                    =========          =========

         Supplemental schedule of noncash investing and financing activities:
              Repossessed automobiles acquired in settlement of loans               $   6,138          $   9,306
                                                                                    =========          =========

              Real estate acquired in settlement of loans                           $      51          $   1,585
                                                                                    =========          =========

         Change in unrealized loss (gain) on available-for-sale securities,
              net of income taxes                                                   $  (1,085)         $   1,471
                                                                                    =========          =========

On December 8, 1995 the Company purchased all of the stock of
            PBS Financial Corp. ("PBS")
            Consideration paid for PBS:
              Cash                                                                  $   1,107
              Capital stock issued                                                      6,626
                                                                                    ---------
              Total purchase price                                                      7,733
              Fair value of net assets acquired                                        (4,763)
                                                                                    ---------
              Goodwill                                                              $   2,970
                                                                                    =========




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

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements


(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles
         (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the six months ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1997.

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

         In connection with the Conversion, the Bank established for eligible employees an Employee Stock Ownership Plan ("ESOP"). The ESOP borrowed $4.2 million from the Company and purchased 423,200 common shares issued in the Conversion. The Bank is expected to make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. The $4.2 million in stock issued by the Company was reflected as a charge to unearned compensation and a credit to common stock and additional paid-in capital. The unamortized balance of unearned compensation is shown as a deduction from stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation. For the quarters ended March 31, 1997 and 1996, ESOP expenses of $349,000 and $301,000, respectively, were recognized. For the six months ended March 31, 1997 and 1996, ESOP expenses of $698,000 and $602,000, respectively, were recognized.

         In 1993, the Bank established two Recognition and Retention Plans ("RRPs") which purchased in the aggregate 211,600 shares of common stock in the Conversion and contributed $2.1 million to fund the purchase of the RRP shares. Awards which were made at the date of Conversion vested in three equal annual installments commencing on September 29, 1994, the first anniversary date of the effective date of these awards. As of March 31, 1997, all of the awards made under the RRPs had vested except two awards totaling 10,600 shares made to two non-employee directors which vest at a rate of 33 1/3% per year beginning September 17, 1997, and one award of 1,000 shares made to an officer which will vest July 15, 1997.

         The aggregate purchase price of these shares is amortized as compensation expense over the vesting period. The unamortized cost of the RRPs is reflected as a reduction from stockholders' equity. For the quarters ended March 31, 1997 and 1996, RRP expense of $30,000 and $180,000, respectively, was recognized. For the six months ended March 31, 1997, the Bank reversed an over-accrual of $76,000 resulting in a net reversal in RRP expense of $16,000. An expense of $360,000 was recorded during the six months ended March 31, 1996.

         In 1993, the Company adopted stock option plans for the benefit of directors, officers, and other key employees of the Bank. The number of shares of common stock initially reserved for issuance under the stock option plans was equal to 10% of the total number of common shares issued pursuant to the Conversion. In January 1997, the stockholders approved the reservation of an additional 250,000 shares of common stock for issuance under the 1993 First Palm Beach Bancorp, Inc. Incentive Stock Option Plan. On March 18, 1997, the Company issued 233,000 stock options to certain officers of the Bank at an exercise price of $29.06 and are exercisable as of the date of grant. Under the stock option plans, the option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years.

         Stock options awarded to non-employee directors may be exercised at any time after grant. At March 31, 1997, there were 121,726 options outstanding to non-employee directors and 26,500 options available for future grants to non-employee directors.

         Stock options granted to officers and employees are exercisable based on a schedule approved by the Bank's Board of Directors. At March 31, 1997, stock options outstanding to officers and employees were 365,090, all of which are currently exercisable. At March 31, 1997, there are 18,968 options available for future grants to officers and employees.

(3)      Earnings Per Share

         Earnings per share of common stock for the quarters ended March 31, 1997 and 1996 were determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding which were 4,980,320 and 5,139,990, respectively, excluding unallocated shares held by the ESOP. Earnings per share of common stock for the six months ended March 31, 1997 and 1996 were determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding which were 5,003,428 and 5,100,461, respectively, excluding unallocated shares held by the ESOP. Stock options are regarded as common stock equivalents and, therefore, are considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. Including stock options in the calculation of primary earnings per share has a dilutive effect of $0.01 per share for the three month periods ended March 31, 1997 and 1996. Including stock options in the calculation of primary earnings per share reduces earnings per share by $0.02 and $0.03 for the six months ended March 31, 1997 and 1996, respectively.

         In March 1997, the Financial Accounting Standards Board (" FASB") issued SFAS #128, "Earnings per Share." The statement is designed to make the earnings per share computation comparable to International Accounting Standards and is effective for financial statements issued for periods ending after December 15, 1997. For the quarter ended March 31, 1997, basic earnings per share and diluted earnings per share as computed under the provisions of SFAS #128 would be $0.47 and $0.46, respectively.

(4)      Commitments and Contingencies

         Commitments to originate loans of $34.7 million at March 31, 1997 represent the total principal amounts which the Bank plans to fund within the normal commitment period of 60 to 90 days. As of March 31, 1997, the Bank had $77.0 million in commitments to purchase mortgage pool or investment securities. As of March 31, 1997, the Bank had $1.7 million in commitments to purchase loans.

(5)      Accounting for Impairment of Loans

         In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Statement generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This Statement amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. SFAS No. 118 does not change the provisions in SFAS No. 114 that require a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the market price of the loan or the fair value of the collateral if the loan is collateral dependent. The Bank adopted the provisions of SFAS No. 114 as amended by SFAS No. 118 effective October 1, 1995.

         An analysis of the changes in the allowance for loan losses for the six months ended March 31, 1997 and fiscal year ended September 30, 1996, is as follows:

                                                                   Fiscal       Six
                                                                    Year       Months
                                                                   Ended       Ended
                                                                 Sept. 30,    Mar. 31,
                                                                    1996        1997
                                                                 ---------    --------
                                                                      (In thousands)
Balance at beginning of period                                    $  2,157    $ 11,855
Increase in allowance due to acquisition of PBS Financial Corp.      2,253          --
Current provision                                                   15,704       1,369
Charge-offs - net                                                   (8,259)     (5,329)
                                                                  --------    --------
Ending balance                                                    $ 11,855    $  7,895
                                                                  ========    ========

         At March 31, 1997, the Bank's impaired loans consisted of the following:

                                                                                March 31, 1997
                                                                         ----------------------------
                                                                           Loan              Related
                                                                         Balances           Allowance
                                                                         --------           ---------
                                                                                 (In thousands)
         Impaired loan balances and related allowance for loan losses     $6,585                $  973


         In January 1997, a home builder in Palm Beach County, who is the contractor of record on 23 loans to individual borrowers totaling $5.0 million at March 31, 1997, declared bankruptcy. The Bank is reviewing its options concerning construction shortfalls faced by the individual borrowers to complete their homes. The Bank's management is of the view, based on its review to date, that such construction fund shortfalls will not result in a material loss to the Bank. Contractor liens filed against properties are being reviewed by the Bank's management to assess the extent of their impact on the Bank. Such impact cannot be determined at this time. The impaired loan balances above include an unsecured line of credit for $349,000 to the home builder, which is fully reserved. The reserve amount is included in the related allowances.

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

General

First Palm Beach Bancorp, Inc., (the "Company") was formed as the holding company for First Bank of Florida (the "Bank") in connection with the Bank's conversion (the "Conversion") from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association on September 29, 1993. On that date, the Company issued and sold 5,284,775 shares of common stock, par value $0.01 per share, at $10.00 per share to complete the Conversion. An additional 211,600 shares were purchased by the Bank's Recognition and Retention Plans ("RRPs") at $10.00 per share. Net proceeds to the Company after $2.5 million in expenses and underwriting costs were $52.5 million. The Company used $25.2 million of the net proceeds to purchase all the capital stock of the Bank, and lent $4.2 million to the Bank's Employee Stock Ownership Plan ("ESOP"). The remaining proceeds of $23.0 million were advanced to the Bank under a note agreement carrying an interest rate tied to the one month short-term credit advance of the Federal Home Loan Bank ("FHLB") of Atlanta. The rate on the note was 5.50% during the quarter ended March 31, 1997 and the balance on the note at March 31, 1997 was $5.9 million.

On December 8, 1995 (the "Effective Date"), the Company completed the acquisition of PBS Financial Corp. ("PBS") by means of the merger (the "Merger") of PBS with and into the Company, pursuant to an Agreement and Plan of Merger between the Company and PBS dated as of May 31, 1995 (the "Agreement'). Concurrently with the Merger, Palm Beach Savings and Loan, F.S.A. ("Palm Beach Savings"), the savings and loan subsidiary of PBS, merged with and into the Bank in accordance with a Plan of Merger and Combination dated as of May 31, 1995 between Palm Beach Savings and the Bank. In conjunction with and as a part of the Merger, each of the 283,700 shares of PBS Class A common stock issued and outstanding and 419,300 shares of PBS Class B common stock issued and outstanding at the Effective Date was converted into (i) .426 of a share of the Company's Common Stock and (ii) a cash payment of $0.75 per share of PBS common stock. Based on an aggregate of 703,000 shares of PBS Class A and Class B common stock issued and outstanding, the Company issued in the aggregate 299,478 shares of the Company's Common Stock and made $527,250 in cash payments. Also in conjunction with the Merger, the Company paid $88,544 in exchange for all outstanding PBS Options, and $459,536 in exchange for all outstanding PBS Warrants.

The Company's consolidated results of operation are primarily those of the Bank.

The Bank's principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one-to-four family, owner-occupied, residential mortgage loans, consumer loans, and, to a lesser extent, construction loans, commercial real estate loans, and multi-family residential mortgage loans. In addition, the Bank invests in mortgage-backed securities, securities issued by the U.S. Government and government agencies, and other investments permitted by federal laws and regulations. The Bank is a member of the FHLB system and its deposits are insured to the applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation by the Office of Thrift Supervision (the "OTS") as its chartering agency and the FDIC as its deposit insurer.

The Bank has 40 full-service branches in Palm Beach, Martin, Broward, Dade and Lee Counties, Florida. Two loan production offices are located in Palm Beach County and one is in Broward County. As of March 31, 1997, the Bank operated four of its full-service branches inside of Winn-Dixie supermarkets and ten inside of Albertson's supermarkets. The Bank intends to open additional supermarket branches at Albertson's in the future. During the quarter ended March 31, 1997, the Bank opened three full-service supermarket branches.

The Bank has five wholly-owned subsidiaries: First Bank of Florida Mortgage Corporation which provides mortgage brokerage services to the Bank; The Big First, Inc., which develops residential real estate; Retail Investment Corporation which collected rent and commission from Liberty Securities Corporation which offered mutual funds and annuities to customers of the Bank; First Corporate Center, Inc., which engages in maintenance and management of improved real estate; and PBS Service Corporation which was acquired in the Merger. Only First Bank of Florida Mortgage Corporation is currently active.

The Bank's results of operations depend primarily on net interest income, which is the difference between the interest income earned on its loans and investment portfolio, and its cost of funds, consisting of the interest paid on deposits and borrowings. Net interest income is impacted by the provision for loan losses. The Bank's operating results are also affected, to a lesser extent, by fee income and by gains or losses on the sale of loans, securities and mortgage-backed securities available-for-sale, and real estate owned. The Bank's operating expenses consist primarily of employee compensation, occupancy expenses, FDIC insurance premiums and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Liquidity and Capital Resources

The Bank's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets depend on the Bank's lending, investing, operating and deposit activities during any given period. At March 31, 1997, cash, amounts due from depository institutions and interest-earning deposits totaled $79.3 million.

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

Under OTS regulations, the Bank is required to maintain liquid assets of at least 5% of the average daily balance of the sum of its net withdrawable deposit accounts plus short-term borrowings during the preceding calendar month. For purposes of these regulations, liquid assets consist of cash, amounts due from depository institutions, interest-bearing deposits and short and intermediate term U.S. Government and government agency securities. The Bank historically has maintained a level of liquid assets in excess of this regulatory requirement. The Bank's liquidity ratio was 9.2% and 16.3% at March 31, 1997 and September 30, 1996, respectively. Liquidity management for the Bank is a daily and long-term function of the Bank's management strategy. If the Bank requires liquid funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances and reverse repurchase agreements.

The primary investment activity of the Bank is the origination of mortgage and consumer loans. During the six months ended March 31, 1997 the Bank originated mortgage and consumer loans in the aggregate amount of $191.7 million as compared to $265.8 million for the six months ended March 31, 1996, a decrease resulting from the Bank's decision to discontinue originations of indirect consumer loans. A primary component of the Bank's current strategic plan is to increase its originations of mortgage and consumer loans, excluding indirect loans. At September 30, 1996, the Bank discontinued its indirect automobile lending program which produced higher delinquency rates and a level of repossessed assets which management deemed unacceptable and which resulted in higher loan loss provisions. Repossessed automobiles decreased from $1.6 million at September 30, 1996 to $975,000 at March 31, 1997. The Bank also invests in U.S. Treasury and agency securities, collateralized mortgage obligations, municipal bonds and FHLB overnight funds. During periods when the Bank's loan demand is lower, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise would be available.

At March 31, 1997, the Bank had outstanding commitments to originate $34.7 million of loans and had $77.0 million in commitments to purchase mortgage pool or investment securities. At March 31, 1997 the Bank had $1.7 million in commitments to purchase loans. Management is of the opinion that the Bank will have sufficient funds available to meet all of these commitments. At March 31, 1997, certificates of deposits scheduled to mature in one year or less after March 31, 1997 totaled $646.5 million. Based on the Bank's past experience and current market conditions, management is of the opinion that a significant portion of these funds will remain with the Bank.

At March 31, 1997, the Bank exceeded each of the three OTS capital requirements. The Bank's ratios were: 6.20% tangible capital ratio; 6.20% core capital ratio and 12.10% risk-based capital ratio. The OTS minimum regulatory capital ratio requirements at March 31, 1997 were 1.5%, 3.0%, and 8.0% respectively.

Changes in Financial Condition

Total assets increased $68.0 million to $1.558 billion at March 31, 1997 from $1.490 billion at September 30, 1996. Cash and cash equivalents, securities held-to-maturity, securities available-for-sale, mortgage-backed and related securities held-to-maturity and mortgage-backed and related securities available-for-sale increased $10.3 million to $438.5 million at March 31, 1997 from $428.2 million at September 30, 1996. Office properties and equipment increased by $5.9 million to $29.0 million at March 31, 1997 from $23.1 million at September 30, 1996 due to the addition of seven new branch locations and capitalized improvements related to the relocation of the Bank's corporate offices. Loans receivable increased by $51.0 million to $1.059 billion at March 31, 1997 from $1.008 billion at September 30, 1996. Loans originated amounted to $191.7 million (which included $162.6 million in mortgage loans and $29.1 million of consumer loans) during the six months ended March 31, 1997 compared to $265.8 million (which included $149.2 million of mortgage loans and $116.6 million of consumer loans) during the six months ended March 31, 1996. Indirect automobile loan balances decreased to $115.8 million at March 31, 1997 from $148.2 million at September 30, 1996.

Deposit accounts increased $80.0 million from $1.137 billion at September 30, 1996 to $1.217 billion at March 31, 1997. The average interest rate paid on deposits increased to 4.89% as of March 31, 1997 from 4.87% as of September 30, 1996.

Advances from the FHLB and other borrowed funds were $211.0 million at September 30, 1996 and at March 31, 1997. Stockholders' equity was $105.4 million at both September 30, 1996 and March 31, 1997. For the six months ended March 31, 1997, the major changes affecting stockholders' equity resulted from net income of $4.6 million and increases in the unrealized loss on securities available-for-sale and mortgage-backed and related securities available-for-sale of $1.5 million to $3.5 million at March 31, 1997, compared to $2.0 million at September 30,

1996. During the six months ended March 31, 1997, the Company purchased 114,000 shares of its stock to be held as treasury stock at an average cost of $23.40, resulting in increases in treasury stock to $10.7 million at March 31, 1997 from $8.7 million at September 30, 1996.

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

The Bank's policy is to manage its exposure to interest rate risk by attempting to match the maturities of its interest rate sensitive assets and liabilities, in part, by emphasizing the origination of adjustable rate mortgages ("ARM") and short term residential construction loans. As of March 31, 1997, these loans made up approximately 50% of outstanding mortgage loans. Approximately 10% of outstanding mortgage loans are loans with seven year and ten year fixed rates which become one year adjustable loans. These are classified as ARM loans. The Bank also manages its exposure by purchasing short term securities and short average life and adjustable-rate collateralized mortgage obligations. The Bank's one year interest rate sensitivity gap as a percentage of total assets was a negative 17.2% at March 31, 1997 as compared to a negative 4.5% at September 30, 1996. During the six months ending March 31, 1997, the Bank invested the proceeds of loan sales of approximately $140 million which occurred at September 30, 1996 into assets with terms longer than one year. Simultaneously, liability products, primarily certificates with maturities less than 1 year, increased by approximately $119 million. During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income while a positive gap would tend to increase net interest income.

Asset Quality

The Company and the Bank regularly review interest earning assets to determine proper valuation of those assets. Management monitors the asset portfolio by reviewing historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. During the six months ended March 31, 1997, non-performing assets increased $849,000 to $16.9 million from $16.1 million at September 30, 1996 primarily because of an increase in non-performing loans during the period. Repossessed assets decreased $627,000 to $975,000 at March 31, 1997 from $1.6 million at September 30, 1996. As previously discussed, the Bank discontinued its indirect lending program as of September 30, 1996.

The following table sets forth information regarding the Bank's non-performing loans, repossessed assets and real estate owned at the dates indicated. The Bank generally discontinues accruing interest on loans that are 90 days or more past due, at which time the accrued but uncollected interest is excluded from interest income.

                                  ASSET QUALITY
                             (Dollars in thousands)

                                                            Sept. 30,   Mar. 31,
                                                               1996       1997
                                                            ---------   --------
Non-performing mortgage loans delinquent more than 90 days   $11,279    $11,777
Non-performing other loans delinquent more than 90 days        1,552      2,229

Total non-performing loans                                    12,831     14,006
Real estate owned, net of related allowance                    1,626      1,927
Repossessed assets, net of related allowance                   1,602        975

Total non-performing assets                                  $16,059    $16,908

Non-performing loans to total loans                             1.20%      1.25%
Non-performing assets to total assets                           1.08%      1.09%
Allowance for loan losses to non-performing loans              92.40%     56.37%

RESULTS OF OPERATIONS

Comparison of results in this section are for the three month periods ended March 31, 1997 and March 31, 1996 and the six month periods then ended.

General

Net income for the quarter ended March 31, 1997 was $2.3 million as compared to $2.7 million for the quarter ended March 31, 1996, a decrease of $400,000. Net income for the six months ended March 31, 1997 was $4.6 million as compared to $5.2 million for the six months ended March 31, 1996, a decrease of $600,000. The declines in net income for both the quarter and six months ended March 31, 1997 resulted primarily from increases in other expenses which offset the increases in net interest income and other income.

Net Interest Income

Net interest income before provision for loan losses was $11.0 million for the quarter ended March 31, 1997 as compared to $10.8 million for the quarter ended March 31, 1996. For the six months ended March 31, 1997, net interest income before provision for loan losses was $21.4 million as compared to $20.2 million for the six months ended March 31, 1996. The increases in net interest income for the six months ended March 31, 1997 are due to an increase of approximately $63 million in earning assets to $1.486 billion at March 31, 1997 from $1.423 billion at March 31, 1996 which was partially offset by a decline in the net interest margin to 3.03% for the six months ended March 31, 1997 from 3.18% for the six months ended March 31, 1996.

Provision for Loan Losses

During the three months ended March 31, 1997, the provision for loan losses decreased to $567,000 from $957,000 for the comparable period ended March 31, 1996. For the six months ended March 31, 1997, the provision for loan losses was $1.4 million as compared to $1.6 million for the same period ended March 31, 1996.

Other Income

Other income increased to $2.1 million for the quarter ended March 31, 1997 from $1.5 million for the quarter ended March 31, 1996. For the six months ended March 31, 1997, other income increased to $4.0 million from $3.1 million for the six months ended March 31, 1996. The increases in other income are primarily the result of increased servicing income, other fees and miscellaneous income. Net gains on sales of securities, loans and related mortgage servicing rights were $1.3 million for the six months ended March 31, 1997 as compared to $844,000 for the same period in the prior year. In November 1995, the Financial Accounting Standards Board issued "A Guide to Implementation of SFAS No. 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" ("SFAS 115 Q&A Guide"). SFAS 115 Q&A Guide included a one-time opportunity for entities which had previously adopted the provisions of SFAS 115 to reconsider their ability and intent to hold securities to maturity and to allow such entities to transfer securities from the held-to-maturity category to available-for-sale without calling into question the intent to hold securities to maturity. SFAS 115 Q&A Guide required that any one-time reclassification occur between November 15, 1995 and December 31, 1995. In November 1995, the Bank reclassified $10.5 million of municipal securities and $20.0 million of U.S. Treasury notes from held-to-maturity to available-for-sale. Subsequently, the Bank sold $10.4 million of municipal securities and recognized a gain of approximately $844,000 on the sale during the six months ended March 31, 1996.

Other Expenses

Other expenses increased to $8.7 million for the quarter ended March 31, 1997 as compared to $6.9 million for the quarter ended March 31, 1996. For the six months ended March 31, 1997, other expenses increased to $16.5 million as compared to $13.0 million for the six months ended March 31, 1996. Since March 31, 1996, the Bank has added ten additional branch locations. Personnel costs in conjunction with the new branches, as well as staff additions in various servicing functions, have increased employee compensation and benefits by $717,000 to $4.8 million for the quarter ended March 31, 1997 from $4.0 million for the quarter ended March 31, 1996. For the six months ended March 31, 1997, employee compensation and benefits was $8.8 million, as compared to $7.7 million for the six months ended March 31, 1996. Additional increases to other expenses resulted from occupancy and equipment which increased to $1.6 million for the quarter ended March 31, 1997 as compared to $1.2 million for the same period in the prior year. For the six months ended March 31, 1997, occupancy and equipment expenses increased by $827,000 to $3.0 million from $2.1 million at March 31, 1996.

                           Part II - Other Information

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

Item 1   Legal Proceedings

         Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business which in the aggregate involve amounts which in management's opinion are not material to the consolidated financial condition or results of operations of the Company.

Item 2   Changes in Securities

         Not applicable.

Item 3   Default upon Senior Securities

         Not applicable.

Item 4   Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders of First Palm Beach Bancorp, Inc. was held January 21, 1997 for the purpose of considering and voting upon the following matters:

                  1. The election of three directors for terms of three years each, and the election of one director to serve a one year term;
                  2. The approval of an amendment to the First Palm Beach Bancorp, Inc. 1993 Incentive Stock Option Plan to authorize an additional 250,000 shares of Common Stock of the Company available for issuance pursuant to option grants under such plan;
                  3. The ratification of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending September 30, 1997.

         (b)      Omitted pursuant to instructions.

         (c) The following table sets forth the results as to each matter voted upon.

                                                                                              %              BROKER
         PROPOSAL             FOR        AGAINST            ABSTAIN       WITHHELD         APPROVED         NON-VOTES
         --------          ---------    ---------           -------       --------         --------         ---------
         No. 1
              Greene       3,796,393           --               --        426,632           89.90%               -0-
              Davis        3,796,193           --               --        426,832           89.90%               -0-
              Sokoloff     3,795,993           --               --        427,032           89.89%               -0-
              Hadley       3,795,493           --               --        427,532           89.87%               -0-

         No. 2             2,739,934    1,290,029           61,970             --           64.86%           131,092

         No. 3             4,034,416      174,688           13,921             --           95.53%               -0-

         (d)      Not applicable.

Item 5   Other Information

         Not applicable.

Item 6   Exhibits and Reports on Form 8-K.

         (a)      The following exhibits are filed as part of this report:

                  11       Statement Re: Computation of Per Share Earnings.

                  27       Financial Data Schedule (for SEC use only).

         (b) There were no reports filed on Form 8-K during the quarter ended March 31, 1997.

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         First Palm Beach Bancorp, Inc.
                                  (Registrant)



Date:
May 9, 1997                /s/ Louis O. Davis, Jr.
                           -----------------------------------------------------
                           Louis O. Davis, Jr.
                           President and Chief Executive Officer
                           (Duly Authorized Officer)



Date:
May 9, 1997                /s/ R. Randy Guemple
                           -----------------------------------------------------
                           R. Randy Guemple
                           Treasurer and Chief Financial Officer
                           (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit
Number      Description                                                      Page
------      -----------                                                      ----
  11        Statement Re: Computation of Per Share Earnings.................  19

  27        Financial Data Schedule (for SEC use only)