Form 10-Q
period 1997-06-30
FIRST PALM BEACH BANCORP INC
filed 1997-08-13
CIK 906608

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              --------------------


For the Quarterly Period Ended June 30, 1997           Commission File #0-21942


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


       Registrant's telephone number, including area code: (561) 655-8511



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ----

         The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 5,030,846 at July 31, 1997.

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                                      INDEX


                                                                              Page
                                                                              ----
Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995 for Forward-Looking Information........................       2

PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Statements of Financial Condition as of
         September 30, 1996 and June 30, 1997 (unaudited) ................       3

         Consolidated Statements of Operations for the Three and
         Nine Months ended June 30, 1996 and 1997 (unaudited) ............       4

         Consolidated Statements of Changes in Stockholders' Equity
         for the Nine Months ended June 30, 1996 and 1997 (unaudited) ....     5-6

         Consolidated Statements of Cash Flows for the Nine Months
         ended June 30, 1996 and 1997 (unaudited) ........................     7-8

         Notes to Unaudited Consolidated Financial Statements ............    9-11

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................   12-16

PART II. OTHER INFORMATION

Item 1   Legal Proceedings ...............................................      17

Item 2   Changes in Securities ...........................................      17

Item 3   Default upon Senior Securities ..................................      17

Item 4   Submission of Matters to a Vote of Security Holders .............      17

Item 5   Other Information ...............................................      17

Item 6   Exhibits and Reports on Form 8-K ................................      17

Signature Page ...........................................................      18

Exhibit Index ............................................................      19



Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 for Forward-Looking Information

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), First Palm Beach Bancorp, Inc., (the "Company") is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in "forward-looking statements" (as such term is defined in the Reform Act) of the Company made by or on behalf of the Company which are made orally, whether in presentations, in response to questions or otherwise, or in writing in this report or any other future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projection," or "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Company's actual results to differ materially from those contained in the forward-looking statements of the Company made by or on behalf of the Company.

The Company cautions that the following important factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward- looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

                         PART I - FINANCIAL INFORMATION
                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      SEPTEMBER 30, 1996 AND JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                                          (Unaudited)
                                                                                    SEPTEMBER 30, 1996   JUNE 30, 1997
                                                                                    ------------------   ------------
ASSETS
Cash and amounts due from depository institutions                                       $    19,438       $    20,069
Interest earning deposits                                                                   141,975            44,749
                                                                                        -----------       -----------
         Total cash and cash equivalents                                                    161,413            64,818

Securities available-for-sale                                                                27,551            34,264
Securities held-to-maturity                                                                   6,981            14,986
Mortgage-backed and related securities available-for-sale                                   105,866           148,570
Mortgage-backed and related securities held-to-maturity                                     126,407           221,153
Loans receivable - net of allowance for loan losses                                       1,007,881         1,119,559
Real estate owned                                                                             1,626               578
Repossessed automobiles                                                                       1,602               522
Office properties and equipment, net                                                         23,077            29,823
Federal Home Loan Bank stock                                                                 10,053            13,049
Accrued interest receivable                                                                   8,147             9,329
Goodwill                                                                                      2,825             2,679
Other assets                                                                                  6,591             7,066
                                                                                        -----------       -----------

         Total assets                                                                   $ 1,490,020       $ 1,666,396
                                                                                        ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposit accounts                                                                        $ 1,136,722       $ 1,227,277
Advances from Federal Home Loan Bank                                                        201,025           250,950
Securities sold under agreements to repurchase                                               10,000            10,000
Senior debentures - net of issue costs                                                           --            33,875
Advances from borrowers for taxes and insurance                                              14,657            12,671
Other liabilities                                                                            27,756            27,680
Deferred income taxes                                                                        (5,565)           (5,552)
                                                                                        -----------       -----------

         Total liabilities                                                              $ 1,384,595       $ 1,556,901

Stockholders' equity:
Preferred stock ($.01 par value) authorized 1,000,000 shares; none outstanding                   --                --
Common stock ($.01 par value) authorized 10,000,000 shares; issued
     5,496,375 shares; outstanding 5,093,096 and 5,030,846 (net of treasury
     stock) at September 30, 1996 and June 30, 1997, respectively                                55                55
Additional paid-in capital                                                                   52,891            53,221
Retained earnings, substantially restricted                                                  65,064            69,698
Treasury stock, at cost (403,279 shares at September 30, 1996 and
     465,529 shares at June 30, 1997)                                                        (8,660)          (10,195)
Common stock purchased by:
     Employee stock ownership plan                                                           (1,769)           (1,162)
     Recognition and retention plans                                                           (161)             (147)
Unrealized decrease in fair value on available-for-sale securities
     (net of applicable income taxes)                                                        (1,995)           (1,975)
                                                                                        -----------       -----------

         Total stockholders' equity                                                         105,425           109,495
                                                                                        -----------       -----------

Total liabilities and stockholders' equity                                              $ 1,490,020       $ 1,666,396
                                                                                        ===========       ===========



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

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                 --------------------      --------------------
                                                                                 June 30,     June 30,     June 30,     June 30,
                                                                                  1996          1997         1996         1997
                                                                                 -------      -------      -------      -------
INTEREST INCOME:
Loans                                                                           $22,181      $22,327      $61,672      $65,006
Securities available-for-sale                                                       951          876        2,529        3,967
Securities held-to-maturity                                                         130          260          764          873
Mortgage-backed and related securities available-for-sale                         1,197        3,119        3,817        6,431
Mortgage-backed and related securities held-to-maturity                           2,265        3,583        7,197        8,021
Other                                                                               208          277          618          639
                                                                                -------      -------      -------      -------
         Total interest income                                                   26,932       30,442       76,597       84,937
                                                                                -------      -------      -------      -------

INTEREST EXPENSE:
Deposits                                                                         12,547       14,665       35,549       42,506
Advances from Federal Home Loan Bank                                              2,964        3,752        8,995        8,746
Securities sold under agreements to repurchase                                      143          294          562          589
                                                                                -------      -------      -------      -------
         Total interest expense                                                  15,654       18,711       45,106       51,841
                                                                                -------      -------      -------      -------
         Net interest income                                                     11,278       11,731       31,491       33,096
Provision for loan losses                                                         1,429          831        3,013        2,200
                                                                                -------      -------      -------      -------
         Net interest income after provision
              for loan losses                                                     9,849       10,900       28,478       30,896
                                                                                -------      -------      -------      -------

OTHER INCOME:
Servicing income and other fees                                                     774        1,042        2,329        2,997
Net gain on sale of loans, mortgage servicing
     rights and mortgage-backed and related securities                              376          207          409        1,134
Net gain on sale of securities available-for-sale                                    --          179          811          508
Miscellaneous                                                                       410          524        1,063        1,354
                                                                                -------      -------      -------      -------
         Total other income                                                       1,560        1,952        4,612        5,993
                                                                                -------      -------      -------      -------

OTHER EXPENSES:
Employee compensation and benefits                                                3,628        4,693       11,333       13,535
Occupancy and equipment                                                           1,284        1,839        3,414        4,796
Federal deposit insurance premium                                                   600          191        1,620          785
Provision for losses and net losses on sale of
     real estate owned                                                               37          214           29          266
Advertising and promotion                                                           195          179          436          861
Miscellaneous                                                                     1,140        1,781        3,073        5,108
                                                                                -------      -------      -------      -------
         Total other expenses                                                     6,884        8,897       19,905       25,351
                                                                                -------      -------      -------      -------

Income before provision for income taxes                                          4,525        3,955       13,185       11,538

Provision for income taxes                                                        1,835        1,603        5,296        4,637
                                                                                -------      -------      -------      -------

         Net income                                                             $ 2,690      $ 2,352      $ 7,889      $ 6,901
                                                                                =======      =======      =======      =======

Earnings per share:
     Primary                                                                    $  0.53      $  0.47      $  1.55      $  1.38
     Fully Diluted                                                              $  0.53      $  0.46      $  1.55      $  1.36



These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on pages 9, 10 and 11 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1996 Annual Report to Stockholders.

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    NINE MONTHS ENDED JUNE 30, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                          Additional
                                            Common        Paid-in        Retained      Treasury
                                            Stock         Capital        Earnings      Stock
                                            ------        ----------     --------      --------

NINE MONTHS ENDED JUNE 30, 1996
Balance at September 30, 1995               $    55       $  51,733      $ 66,592      $(7,283)

  Net income                                     --              --         7,889           --
  Accretion of unrealized gain on
    securities and mortgage-backed and
    related securities transferred from
    available-for-sale to held-to-maturity,
    net of income taxes                          --              --            --           --
  Change in unrealized losses on
    securities available-for-sale
    and mortgage-backed and related
    securities available-for-sale,
    net of income taxes                          --              --            --           --
  Amortization of deferred compensation
    Employee Stock Ownership Plan and
    Recognition and Retention Plans              --             485            --           --
  Issue 299,478 shares of Treasury Stock
    for purchase of PBS Financial Corp.          --             496            --        6,130
  Purchase of Treasury Stock at cost
    (254,353 shares)                             --              --            --       (5,615)
  Exercise of stock options by certain
    directors and employees                      --             (32)           --           62
  Declaration of dividends of $0.30
    per share                                    --              --        (1,564)          --
                                            -------       ---------      --------      -------

Balance at June 30, 1996                    $    55       $  52,682      $ 72,917      $(6,706)
                                            =======       =========      ========      =======



                                                                                    Unrealized
                                                                                    (Decrease)
                                                                                    Increase
                                                                                    In Fair
                                                    Common          Common          Value on
                                                    Stock           Stock           Available-    Total
                                                    Purchased       Purchased       for-Sale      Stockholders'
                                                    by ESOP         By RRP          Securities    Equity
                                                    ---------       ---------       ----------    -------------
NINE MONTHS ENDED JUNE 30, 1996
Balance at September 30, 1995                       $(2,509)        $  (621)        $(3,356)      $ 104,611

  Net income                                             --              --              --           7,889
  Accretion of unrealized gain on
    securities and mortgage-backed and
    related securities transferred from
    available-for-sale to held-to-maturity,
    net of income taxes                                  --              --             (37)            (37)
  Change in unrealized losses on
    securities available-for-sale
    and mortgage-backed and related
    securities available-for-sale,
    net of income taxes                                  --              --             351             351
  Amortization of deferred compensation
    Employee Stock Ownership Plan and
    Recognition and Retention Plans                     550             280              --           1,315
  Issue 299,478 shares of Treasury Stock
    for purchase of PBS Financial Corp.                  --              --              --           6,626
  Purchase of Treasury Stock at cost
    (254,353 shares)                                     --              --              --          (5,615)
  Exercise of stock options by certain
    directors and employees                              --              --              --              30
  Declaration of dividends of $0.30
    per share                                            --              --              --          (1,564)
                                                    -------         -------         -------       ---------

Balance at June 30, 1996                            $(1,959)        $  (341)        $(3,042)      $ 113,606
                                                    =======         =======         =======       =========





These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on pages 9, 10 and 11 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1996 Annual Report to Stockholders.

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    NINE MONTHS ENDED JUNE 30, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           Additional
                                           Common          Paid-in         Retained       Treasury
                                           Stock           Capital         Earnings       Stock
                                           ------          ----------      --------       --------
NINE MONTHS ENDED JUNE 30, 1997
Balance at September 30, 1996              $    55         $  52,891       $65,064        $(8,660)

  Net income                                    --                --         6,901             --
  Accretion of unrealized gain on
    securities and mortgage-backed and
    related securities transferred from
    available-for-sale to held-to-maturity,
    net of income taxes                         --                --            --             --
  Change in unrealized losses on
    securities available-for-sale
    and mortgage-backed and related
    securities available-for-sale,
    net of income taxes                         --                --            --             --
  Amortization of deferred compensation
    Employee Stock Ownership Plan and
    Recognition and Retention Plans             --               945            --             --
  Purchase of Treasury Stock at cost
    (114,000 shares)                            --                --            --         (2,668)
  Exercise of stock options by certain
    directors and employees                     --              (615)           --          1,133
  Declaration of dividends of $0.45
    per share                                   --                --        (2,267)            --
                                           -------         ---------       -------       --------
Balance at June 30, 1997                   $    55         $  53,221       $69,698       $(10,195)
                                           =======         =========       =======       ========


                                                                                   Unrealized
                                                                                   (Decrease)
                                                                                   Increase
                                                                                   In Fair
                                                   Common          Common          Value on
                                                   Stock           Stock           Available-    Total
                                                   Purchased       Purchased       for-Sale      Stockholders'
                                                   by ESOP         By RRP          Securities    Equity
                                                   ---------       ---------       ----------    -------------
NINE MONTHS ENDED JUNE 30, 1997
Balance at September 30, 1996                      $(1,769)        $  (161)        $(1,995)      $ 105,425

  Net income                                            --              --              --           6,901
  Accretion of unrealized gain on
    securities and mortgage-backed and
    related securities transferred from
    available-for-sale to held-to-maturity,
    net of income taxes                                 --              --             (22)            (22)
  Change in unrealized losses on
    securities available-for-sale
    and mortgage-backed and related
    securities available-for-sale,
    net of income taxes                                 --              --              42               42
  Amortization of deferred compensation
    Employee Stock Ownership Plan and
    Recognition and Retention Plans                    607              14              --            1,566
  Purchase of Treasury Stock at cost
    (114,000 shares)                                    --              --              --           (2,668)
  Exercise of stock options by certain
    directors and employees                             --              --              --              518
  Declaration of dividends of $0.45
    per share                                           --              --              --           (2,267)
                                                   -------         -------         -------        ---------
Balance at June 30, 1997                           $(1,162)        $  (147)        $(1,975)       $ 109,495
                                                   =======         =======         =======        =========


These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on pages 9, 10 and 11 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1996 Annual Report to Stockholders.

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                June 30,            June 30,
                                                                                                  1996                1997
                                                                                              ------------        ------------
Cash flow from (for) operating activities:
         Net Income                                                                           $      7,889        $      6,901
         Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation                                                                             813               1,413
              Employee Stock Ownership Plan and Recognition and Retention Plan
                  compensation expense                                                               1,315               1,566
              Accretion of discounts, amortization of premiums, and other deferred
                  yield items                                                                         (534)               (799)
              Amortization of goodwill                                                                  97                 146
              Provision for loan losses                                                              3,013               2,200
              Provision for losses and net losses on sales of real estate owned                         29                 266
              Net (gain) loss on sale of:
                  Loans                                                                                 34                (402)
                  Mortgage-backed and related securities                                                17                (740)
                  Other securities                                                                    (811)               (508)
              Change in assets and liabilities net of effects from purchase of
                  PBS Financial Corp.:
                  Increase in accrued interest receivable                                           (1,440)             (1,182)
                  (Increase) decrease in other assets                                                1,286                (475)
                  Decrease in other liabilities net of change in dividends payable                  (3,084)               (322)
                                                                                              ------------        ------------
                      Net cash provided by operating activities                                      8,624               8,064
                                                                                              ------------        ------------

Cash flow from (for) investing activities:
         Loan originations and principal payments on loans                                        (227,930)           (139,262)
         Principal payments received on mortgage-backed and related securities                      29,361              43,410
         Purchases of:
              Loans                                                                                 (3,682)             (7,771)
              Mortgage-backed and related securities held-to-maturity                                   --            (132,449)
              Mortgage-backed and related securities available-for-sale                                 --            (128,815)
              Securities held-to-maturity                                                               --             (15,413)
              Securities available-for-sale                                                       (236,988)           (151,076)
              Office properties and equipment                                                       (4,332)             (8,159)
         Proceeds from sales of:
              Loans                                                                                 20,554              27,747
              Mortgage-backed and related securities available-for-sale                              8,187              82,070
              Securities available-for-sale                                                        138,803             110,424
              Repossessed automobiles                                                               10,666              14,321
              Real estate acquired in settlement of loans                                            1,172               2,798
         Purchase of Federal Home Loan Bank stock                                                     (526)             (2,996)
         Proceeds from maturities of securities                                                    144,818              41,896
         Cash acquired through purchase of PBS Financial Corp., net of cash payments
              relating to purchase                                                                   9,873                  --
         Other investing activities                                                                 (3,365)             (9,582)
                                                                                              ------------        ------------
                  Net cash used for investing activities                                       $  (113,389)        $  (272,857)
                                                                                              ------------        ------------

These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on pages 9, 10 and 11 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1996 Annual Report to Stockholders.

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      June 30,            June 30,
                                                                                        1996                1997
                                                                                   ------------        ------------
Cash flow from (for) financing activities:

         Issuance of senior debentures                                             $         --        $     33,875
         Purchase of treasury stock at cost                                              (5,615)             (2,668)
         Exercise of stock options                                                           30                 518
         Net increase (decrease) in:
              NOW accounts, demand deposits, and savings accounts                        42,986              12,655
              Certificates of deposit                                                    56,102              77,900
              Advances from Federal Home Loan Bank                                       29,925              49,925
              Securities sold under agreement to repurchase                              (8,427)                 --
              Advances by borrowers for taxes and insurance                              (3,183)             (1,986)
         Dividends paid on stock                                                         (1,322)             (2,021)
                                                                                   ------------        ------------
                  Net cash provided by financing activities                             110,496             168,198
                                                                                   ------------        ------------

Net increase (decrease) in cash and cash equivalents                                      5,731             (96,595)

Cash and cash equivalents, beginning of period                                           25,132             161,413
                                                                                   ------------        ------------

Cash and cash equivalents, end of period                                           $     30,863        $     64,818
                                                                                   ============        ============

Supplemental disclosure of cash flows

         Supplemental disclosure of cash flow information:
              Cash paid for income taxes                                           $      5,158        $        189
                                                                                   ============        ============

              Cash paid for interest on deposits and other borrowings              $     44,839        $     52,933
                                                                                   ============        ============

         Supplemental schedule of noncash investing and financing activities:
              Repossessed automobiles acquired in settlement of loans              $     11,895        $     12,426
                                                                                   ============        ============

              Real estate acquired in settlement of loans                          $        399        $      1,947
                                                                                   ============        ============

         Change in unrealized loss (gain) on available-for-sale securities,
              net of income taxes                                                  $       (314)        $       (20)
                                                                                   ============        ============

On December 8, 1995 the Company purchased all of the stock of PBS
   Financial Corp. ("PBS")
   Consideration paid for PBS:
              Cash                                                                 $      1,107
              Capital stock issued                                                        6,626
                                                                                   ------------
              Total purchase price                                                        7,733
              Fair value of net assets acquired                                          (4,763)
                                                                                   ------------
              Goodwill                                                             $      2,970
                                                                                   ============





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

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles
         (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the nine months ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1997.

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

         In connection with the Conversion, the Bank established for eligible employees an Employee Stock Ownership Plan ("ESOP"). The ESOP borrowed $4.2 million from the Company and purchased 423,200 common shares issued in the Conversion. The Bank is expected to make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. The $4.2 million in stock issued by the Company was reflected as a charge to unearned compensation and a credit to common stock and additional paid-in capital. The unamortized balance of unearned compensation is shown as a deduction from stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation. For the quarters ended June 30, 1997 and 1996, ESOP expenses of $406,000 and $336,000, respectively, were recognized. For the nine months ended June 30, 1997 and 1996, ESOP expenses of $1,104,000 and $938,000, respectively, were recognized.

         In 1993, the Bank established two Recognition and Retention Plans ("RRPs") which purchased in the aggregate 211,600 shares of common stock in the Conversion and contributed $2.1 million to fund the purchase of the RRP shares. Awards which were made at the date of Conversion vested in three equal annual installments commencing on September 29, 1994, the first anniversary date of the effective date of these awards. As of June 30, 1997, all of the awards made under the RRPs had vested except two awards totaling 10,600 shares made to two non-employee directors which vest at a rate of 33 1/3% per year beginning September 17, 1997, one award of 1,000 shares made to an officer which will vest at the rate of 50% per year beginning June 30, 1998, and one award of 1,000 shares made to an officer which vested July 15, 1997.

         The aggregate purchase price of these shares is amortized as compensation expense over the vesting period. The unamortized cost of the RRPs is reflected as a reduction from stockholders' equity. For the quarter ended June 30, 1997, RRP expense of $30,000 was recognized. For the quarter ended June 30, 1996, the Bank reversed an over-accrual of $260,000 resulting in a net reversal in RRP expense of $80,000. For the nine months ended June 30, 1997, the Bank reversed an over-accrual of $76,000 resulting in a net RRP expense of $14,000. An expense of $280,000 was recorded during the nine months ended June 30, 1996.

         In 1993, the Company adopted stock option plans for the benefit of directors, officers, and other key employees of the Bank. The number of shares of common stock initially reserved for issuance under the stock option plans was equal to 10% of the total number of common shares issued pursuant to the Conversion. In January 1997, the stockholders approved the reservation of an additional 250,000 shares of common stock for issuance under the 1993 First Palm Beach Bancorp, Inc. Incentive Stock Option Plan. On March 18, 1997, the Company granted 233,000 non-qualified stock options to certain officers of the Bank at an exercise price of $29.06, all of which are exercisable as of the date of grant. On April 28, 1997, the Company granted 10,000 non-qualified stock
                                        9
         options to an officer of the Bank at an exercise price of $27.38, all of which are exercisable as of the date of the grant. On June 30, 1997, the Company granted 8,000 incentive stock options to an officer of the Bank at an exercise price of $33.19, which options are exercisable at a rate of 33 1/3% per year beginning June 30, 1998. Under the stock option plans, the option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years.

         Stock options granted to officers and employees are exercisable based on schedules approved by the Company's Board of Directors. At June 30, 1997, stock options for 361,581 shares were outstanding to officers and employees, all but 18,200 of which are currently exercisable. At June 30, 1997, there are 968 options available for future grants to officers and employees.

         Stock options awarded to non-employee directors may be exercised at any time after grant. At June 30, 1997, there were options for 121,726 shares outstanding to non-employee directors and 26,500 options available for future grants to non-employee directors.

(3)      New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

(4)      Earnings Per Share

         Earnings per share of common stock for the quarters ended June 30, 1997 and 1996 were determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding which were 5,011,130 and 5,096,957, respectively, excluding unallocated shares held by the ESOP. Earnings per share of common stock for the nine months ended June 30, 1997 and 1996 were determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding which were 5,002,295 and 5,099,101, respectively, excluding unallocated shares held by the ESOP. Stock options are regarded as common stock equivalents and, therefore, are considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. Including stock options in the calculation of primary earnings per share reduces earnings by $0.01 per share for the three month periods ended June 30, 1997 and 1996. Including stock options in the calculation of primary earnings per share reduces earnings per share by $0.03 and $0.04 for the nine months ended June 30, 1997 and 1996, respectively.

         In February 1997, the FASB issued SFAS #128, "Earnings per Share." The statement is designed to make the earnings per share computation comparable to International Accounting Standards and is effective for financial statements issued for periods ending after December 15, 1997. For the quarter ended June 30, 1997, if basic earnings per share and diluted earnings per share were computed under the provisions of SFAS #128 the results would be $0.48 and $0.47, respectively.

(5)      Commitments and Contingencies

         Commitments to originate loans of $34.9 million at June 30, 1997 represent the total principal amounts which the Bank plans to fund within the normal commitment period of 60 to 90 days. As of June 30, 1997, the Bank had no commitments to purchase securities.
         As of June 30, 1997, the Bank had $3.5 million in commitments to purchase loans.

(6)      Accounting for Impairment of Loans

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

         An analysis of the changes in the allowance for loan losses for the nine months ended June 30, 1997 and fiscal year ended September 30, 1996, is as follows:

                                                                                     Fiscal                Nine
                                                                                      Year                Months
                                                                                     Ended                Ended
                                                                                    Sept. 30,            June 30,
                                                                                       1996                1997
                                                                                   ------------        ------------
                                                                                               (In thousands)
         Balance at beginning of period                                            $      2,157        $     11,855
         Increase in allowance due to acquisition of PBS Financial Corp.                  2,253                  --
         Current provision                                                               15,704               2,200
         Charge-offs - net                                                              (8,259)             (7,300)
                                                                                   ------------        ------------
         Ending balance                                                            $     11,855        $      6,755
                                                                                   ============        ============





         At June 30, 1997, the Bank's impaired loans consisted of the following:

                                                                                              JUNE 30, 1997
                                                                                   ---------------------------------
                                                                                       Loan              Related
                                                                                     Balances           Allowance
                                                                                   ------------        ------------
                                                                                               (In thousands)

         Impaired loan balances and related allowance for loan losses              $      4,184        $        541



         In January 1997, a home builder in Palm Beach County, who was the contractor of record on 23 loans to individual borrowers, declared bankruptcy. The Bank has negotiated with substantially all of the individual borrowers concerning construction shortfalls to complete the homes and has settled with such borrowers without material loss to the Bank. Contractor liens filed against properties are being reviewed by the Bank's management to assess the extent of their impact on the Bank. Such impact cannot be determined at this time. The impaired loan balances above include an unsecured line of credit for $349,000 to the home builder, which is fully reserved. The reserve amount is included in the related allowance.

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

General

First Palm Beach Bancorp, Inc., (the "Company") was formed as the holding company for First Bank of Florida (the "Bank") in connection with the Bank's conversion (the "Conversion") from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association on September 29, 1993. On that date, the Company issued and sold 5,284,775 shares of common stock, par value $0.01 per share, at $10.00 per share to complete the Conversion. An additional 211,600 shares were purchased by the Bank's Recognition and Retention Plans ("RRPs") at $10.00 per share. Net proceeds to the Company after $2.5 million in expenses and underwriting costs were $52.5 million. The Company used $25.2 million of the net proceeds to purchase all the capital stock of the Bank, and lent $4.2 million to the Bank's Employee Stock Ownership Plan ("ESOP"). The remaining proceeds of $23.0 million were advanced to the Bank under a note agreement carrying an interest rate tied to the one month short-term credit advance of the Federal Home Loan Bank ("FHLB") of Atlanta. The rate on the note was 5.69% during the quarter ended June 30, 1997, and the balance on the note at June 30, 1997 was $5.9 million.

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

On June 30, 1997, the Company issued $35 million of 10.35% Senior Debentures due 2002. The net proceeds of the debenture issuance will be used for general corporate purposes, including contributing $25 million of the net proceeds to the Bank. The Indenture entered into by the Company in connection with the 10.35% Senior Debentures includes certain covenants which, among other things,
(i) limit the Company's disposition of the voting stock of the Bank, other than dispositions which (a) are for fair market value and, after giving effect to such dispositions and to any potential dilution, the Company will own not less than 80% of the shares of voting stock of the Bank free and clear of any security interest; (b) are made in compliance with an order of a court or regulatory authority of competent jurisdiction, a condition imposed by any such court or authority permitting the acquisition by the Company, directly or indirectly, of any other bank or entity the activities of which are legally permissible for a bank holding company or a subsidiary thereof to engage in, or an undertaking made to such authority in connection with such an acquisition;
(c) are made where the Bank, having obtained any necessary regulatory approvals, unconditionally guarantees payment when due of the principal of and interest on the Senior Debentures; or (d) are made to the Company or any wholly-owned subsidiary if such wholly-owned subsidiary agrees to be bound by the covenant as if it were the Company and the Company agrees to maintain such wholly-owned subsidiary as a wholly-owned subsidiary (notwithstanding the foregoing, the Bank may be merged into or consolidated with another banking institution if, after giving effect to such merger or consolidation, the Company or any wholly-owned subsidiary owns at least 80% of the voting stock of such other banking institution then issued and outstanding free and clear of any security interest and if, immediately after giving effect thereto and treating any such resulting banking institution thereafter as the Bank and a subsidiary, for purposes of the Indenture, no Event of Default (as such term is defined in the Indenture), and no event which, after notice or lapse of time or both, would become an Event of Default, shall have happened and be continuing); (ii) limit, to a percentage of net worth, the Company's and the Bank's ability to become liable on certain forms of indebtedness generally outside the normal course of the Company's and the Bank's business; (iii) provide that the Company will not permit its Consolidated Net Worth minus Goodwill to be less than $90 million; (iv) provide that the Company shall not allow the Bank to be classified as other than "well-capitalized"; and (v) restrict dividend or other distributions of the Company and the Bank and stock repurchases by the Company in such a way that any such dividends or stock repurchases after March 31, 1997 may not exceed in the aggregate, the sum of (a) $10,000,000 plus (b) 75% (or 100% in the case of deficit) of consolidated net income for the period beginning March 31, 1997 and ending and including the date such dividend, distribution or stock repurchase (each a Restricted Payment) is declared or made (plus 100% of the proceeds of issuances of equity securities after March 31, 1997), and a Restricted Payment may not be made if at the time of and immediately before the Restricted Payment is declared, and after giving effect to the Restricted Payment a Default (as such term is defined in the Indenture) or Event of Default is existing or shall have occurred within 365 days of the declaration of the Restricted Payment.

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

At June 30, 1997, the Bank had 44 full-service branches in Palm Beach, Martin, Broward, Dade and Lee Counties, Florida. Three loan production offices are located in Palm Beach County and one is in Broward County. As of June 30, 1997, the Bank operated four of its full-service branches inside Winn-Dixie supermarkets and fourteen inside Albertson's supermarkets. The Bank intends to open additional supermarket branches at Albertson's in the future. During the quarter ended June 30, 1997, the Bank opened four full-service supermarket branches.

The Bank has five wholly-owned subsidiaries, only one of which, First Bank of Florida Mortgage Corporation, which provides mortgage brokerage services to the Bank, is currently active.

The Bank's results of operations depend primarily on net interest income, which is the difference between the interest income earned on its loans and investment portfolio, and its cost of funds, consisting of the interest paid on deposits and borrowings. Net interest income is impacted by the provision for loan losses. The Bank's operating results are also affected, to a lesser extent, by fee income and by gains or losses on the sale of loans, securities and mortgage-backed securities available-for-sale, and real estate owned. The Bank's operating expenses consist primarily of employee compensation, occupancy expenses, FDIC insurance premiums and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

Liquidity and Capital Resources

The Bank's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets depend on the Bank's lending, investing, operating and deposit activities during any given period. At June 30, 1997, cash, amounts due from depository institutions and interest-earning deposits totaled $64.8 million.

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

Under OTS regulations, the Bank is required to maintain liquid assets of at least 5% of the average daily balance of the sum of its net withdrawable deposit accounts plus short-term borrowings during the preceding calendar month. For purposes of these regulations, liquid assets consist of cash, amounts due from depository institutions, interest-bearing deposits and short and intermediate term U.S. Government and government agency securities. The Bank historically has maintained a level of liquid assets in excess of this regulatory requirement. The Bank's liquidity ratio was 7.2% and 16.3% at June 30, 1997 and September 30, 1996, respectively. Liquidity management for the Bank is a daily and long-term function of the Bank's management strategy. If the Bank requires liquid funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances and reverse repurchase agreements.

The primary investment activity of the Bank is the origination of mortgage and consumer loans. During the nine months ended June 30, 1997, the Bank originated mortgage and consumer loans in the aggregate amount of $303.4 million as compared to $399.3 million for the nine months ended June 30, 1996. This decrease resulted from the Bank's decision to discontinue originations of indirect consumer loans. A primary component of the Bank's current strategic plan is to increase its originations of mortgage and consumer loans, excluding indirect automobile loans. At September 30, 1996, the Bank discontinued its indirect automobile lending program, which produced higher delinquency rates and a level of repossessed assets which management deemed unacceptable and which resulted in higher loan loss provisions. Repossessed automobiles decreased from $1.6 million at September 30, 1996 to $522,000 at June 30, 1997. The Bank also invests in U.S. Treasury and agency securities, collateralized mortgage obligations, municipal bonds and FHLB overnight funds. During periods when the Bank's loan demand is lower, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise would be available.

At June 30, 1997, the Bank had outstanding commitments to originate $34.9 million of loans and had no commitments to purchase securities. At June 30, 1997, the Bank had $3.5 million in commitments to purchase loans. Management is of the opinion that the Bank will have sufficient funds available to meet all of these commitments. At June 30, 1997, certificates of deposits scheduled to mature in one year or less after June 30, 1997 totaled $694.4 million. Based on the Bank's past experience and current market conditions, management is of the opinion that a significant portion of these funds will remain with the Bank.

At June 30, 1997, the Bank exceeded each of the three OTS capital requirements. The Bank's ratios were: 7.47% tangible capital ratio; 7.47% core capital ratio; and 14.77% risk-based capital ratio. The OTS minimum regulatory capital ratio requirements at June 30, 1997 were 1.5%, 3.0%, and 8.0% respectively.

Changes in Financial Condition

Total assets increased $176.0 million to $1.666 billion at June 30, 1997 from $1.490 billion at September 30, 1996. Cash and cash equivalents, securities held-to-maturity, securities available-for-sale, mortgage-backed and related securities held-to-maturity and mortgage-backed and related securities available-for-sale increased $55.6 million to $483.8 million at June 30, 1997 from $428.2 million at September 30, 1996. Office properties and equipment increased by $6.7 million to $29.8 million at June 30, 1997 from $23.1 million at September 30, 1996 due to the addition of eleven new branch locations and capitalized improvements related to the relocation of the Bank's corporate offices. Loans receivable increased by $112.0 million to $1.120 billion at June 30, 1997 from $1.008 billion at September 30, 1996. Loans originated amounted to $303.4 million (which included $254.3 million of mortgage loans and $49.1 million of consumer loans) during the nine months ended June 30, 1997 compared to $399.3 million (which included $250.9 million of mortgage loans and $148.4 million of consumer loans) during the nine months ended June 30, 1996. Indirect automobile loan balances decreased to $101.7 million at June 30, 1997 from $148.2 million at September 30, 1996.

Deposit accounts increased $90.0 million to $1.227 billion at June 30, 1997 from $1.137 billion at September 30, 1996. This increase was attributable to new office openings and aggressive pricing on certificates. The average interest rate paid on deposits increased to 4.95% as of June 30, 1997 from 4.87% as of September 30, 1996.

Advances from the FHLB and other borrowed funds increased $50.0 million to $261.0 million from $211.0 million at September 30, 1996. As previously discussed, the Company issued $35 million of 10.35% Senior Debentures due 2002 on June 30, 1997. Stockholders' equity was $109.5 million at June 30, 1997 and $105.4 million at September 30, 1996. For the nine months ended June 30, 1997, the major changes affecting stockholders' equity resulted from net income of $6.9 million offset by treasury stock purchases of $2.7 million. During the nine months ended June 30, 1997, the Company purchased 114,000 shares of its stock to be held as treasury stock at an average cost of $23.40, resulting in increases in treasury stock to $10.2 million at June 30, 1997 from $8.7 million at September 30, 1996.

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

The Bank's policy is to manage its exposure to interest rate risk by attempting to match the maturities of its interest rate sensitive assets and liabilities, in part, by emphasizing, when market conditions permit, the origination of adjustable rate mortgages ("ARM") and short term residential construction loans. As of June 30, 1997, these loans made up approximately 51% of outstanding mortgage loans. Approximately 9% of outstanding mortgage loans are loans with seven year and ten year fixed rates which become one year adjustable loans thereafter. These are classified as ARM loans. The Bank also manages its exposure by purchasing short term securities and short average life and adjustable-rate collateralized mortgage obligations. The Bank's one year interest rate sensitivity gap as a percentage of total assets was a negative 23.8% at June 30, 1997 as compared to a negative 4.5% at September 30, 1996. During the nine months ending June 30, 1997, the Bank purchased approximately $100 million of mortgage-backed and related securities with annual repricing periods. As of June 30, 1997, these securities had initial repricing periods greater than one year that, in July 1997, moved to repricing periods of one year or less. During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income while a positive gap would tend to increase net interest income.

Asset Quality

The Company and the Bank regularly review interest earning assets to determine proper valuation of those assets. Management monitors the asset portfolio by reviewing historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. During the nine months ended June 30, 1997, non-performing assets decreased $4.0 million to $12.1 million from $16.1 million at September 30, 1996 due to decreases in non-performing loans, real estate owned, and repossessed assets during the period. Real estate owned decreased $1.0 million to $578,000 at June 30, 1997 from $1.6 million at

September 30, 1996. Repossessed assets decreased $1.1 million to $522,000 at June 30, 1997 from $1.6 million at September 30, 1996. As previously discussed, the Bank discontinued its indirect automobile lending program as of September 30, 1996.

The following table sets forth information regarding the Bank's non-performing loans, repossessed assets and real estate owned at the dates indicated. The Bank generally discontinues accruing interest on loans that are 90 days or more past due, at which time the accrued but uncollected interest is excluded from interest income.

                                  ASSET QUALITY
                             (Dollars in thousands)
                                                                                      Sept. 30,           June 30,
                                                                                         1996                1997
                                                                                   ------------        ------------
Non-performing mortgage loans delinquent more than 90 days                         $     11,279        $      9,501
Non-performing other loans delinquent more than 90 days                                   1,552               1,516

Total non-performing loans                                                               12,831              11,017
Real estate owned, net of related allowance                                               1,626                 578
Repossessed assets, net of related allowance                                              1,602                 522

Total non-performing assets                                                        $     16,059        $     12,117

Non-performing loans to total loans                                                        1.20%               0.94%
Non-performing assets to total assets                                                      1.08%               0.73%
Allowance for loan losses to non-performing loans                                         92.40%              61.31%

RESULTS OF OPERATIONS

Comparison of results in this section are for the three month periods ended June 30, 1997 and June 30, 1996 and the nine month periods then ended.

General

Net income for the quarter ended June 30, 1997 was $2.4 million as compared to $2.7 million for the quarter ended June 30, 1996, a decrease of $300,000. Net income for the nine months ended June 30, 1997 was $6.9 million as compared to $7.9 million for the nine months ended June 30, 1996, a decrease of $1.0 million. Declines in net income for both the quarter and nine months ended June 30, 1997 resulted primarily from increases in other expenses which offset the increases in net interest income and other income.

Net Interest Income

Net interest income before provision for loan losses was $11.7 million for the quarter ended June 30, 1997 as compared to $11.3 million for the quarter ended June 30, 1996. For the nine months ended June 30, 1997, net interest income before provision for loan losses was $33.1 million as compared to $31.5 million for the nine months ended June 30, 1996. The increase in net interest income for the nine months ended June 30, 1997 was due to an increase of approximately $222.0 million in earning assets to $1.596 billion at June 30, 1997 from $1.374 billion at June 30, 1996 which was partially offset by a decline in the net interest margin to 3.03% for the nine months ended June 30, 1997 from 3.22% for the nine months ended June 30, 1996. The decline in net interest margin was primarily caused by an increase in the average interest rate paid on deposits to 4.95% at June 30, 1997 from 4.87% at September 30, 1996. The reduction in the outstanding balance of indirect automobile loans has also contributed to the decline.

Provision for Loan Losses

During the three months ended June 30, 1997, the provision for loan losses decreased to $831,000 from $1.4 million for the comparable period ended June 30, 1996. For the nine months ended June 30, 1997, the provision for loan losses was $2.2 million as compared to $3.0 million for the same period ended June 30, 1996.

Other Income

Other income increased to $2.0 million for the quarter ended June 30, 1997 from $1.6 million for the quarter ended June 30, 1996. For the nine months ended June 30, 1997, other income increased to $6.0 million from $4.6 million for the nine months ended June 30, 1996. The increases in other income are primarily the result of increased servicing income, other fees and miscellaneous income. Net gains on sales of securities, loans and related mortgage servicing rights were $1.6 million for the nine months ended June 30, 1997 as compared to $1.2 million for the same period in the prior year. In November 1995, the FASB issued "A Guide to Implementation of SFAS No. 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" ("SFAS 115 Q&A Guide"). SFAS 115 Q&A Guide included a one-time opportunity for entities which had previously adopted the provisions of SFAS 115 to reconsider their ability and intent to hold securities to maturity and to allow such entities to transfer securities from the held-to-maturity category to available-for-sale without calling into question the intent to hold securities to maturity. SFAS 115 Q&A Guide required that any one-time reclassification occur between November 15, 1995 and December 31, 1995. In November 1995, the Bank reclassified $10.5 million of municipal securities and $20.0 million of U.S. Treasury notes from held-to-maturity to available-for-sale. Subsequently, the Bank sold $10.4 million of municipal securities and recognized a gain of approximately $844,000 on the sale during the nine months ended June 30, 1996.

Other Expenses

Other expenses increased by $2.0 million to $8.9 million for the quarter ended June 30, 1997 as compared to $6.9 million for the quarter ended June 30, 1996. For the nine months ended June 30, 1997, other expenses increased by $5.5 million to $25.4 million as compared to $19.9 million for the nine months ended June 30, 1996. Employee compensation and benefits increased by $1.1 million to $4.7 million for the quarter ended June 30, 1997, from $3.6 million for the quarter ended June 30, 1996. For the nine months ended June 30, 1997, employee compensation and benefits was $13.5 million, as compared to $11.3 million for the nine months ended June 30, 1996, an increase of $2.2 million. These increases were primarily caused by personnel costs related to staff increases in conjunction with the opening of twelve new branches since June 30, 1996, as well as staff additions in various servicing and support functions. Additional increases to other expenses resulted from occupancy and equipment which increased to $1.8 million for the quarter ended June 30, 1997 as compared to $1.3 million for the same period in the prior year. For the nine months ended June 30, 1997, occupancy and equipment expenses increased by $1.4 million to $4.8 million from $3.4 million at June 30, 1996. Miscellaneous expenses increased $2.0 million to $5.1 million for the nine months ended June 30, 1997 as compared to $3.1 million for the nine months ended June 30, 1996. Of this increase, approximately $960,000 related to increases in lending related expenses for mortgage and consumer loans. The remaining increases in miscellaneous expenses for the nine months ended June 30, 1997 from the comparable period in the prior year related to a variety of increases in operating costs which management considered normal for the increase in operations during the period.

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

Item 6 Exhibits and Reports on Form 8-K.

         (a)  The following exhibits are filed as part of this report:
              10.1    Employment Agreement between First Palm Beach Bancorp, Inc. and Louis O. Davis, Jr.
              10.2    Employment Agreement between First Bank of Florida and Louis O. Davis, Jr.
              10.3    Employment Agreement between First Palm Beach Bancorp, Inc. and R. Randy Guemple
              10.4    Employment Agreement between First Bank of Florida and R. Randy Guemple
              10.5    Change of Control Agreement between First Palm Beach Bancorp, Inc. and John Trammel
              10.6    Change of Control Agreement between First Bank of Florida and John Trammel
              10.7    Change of Control Agreement between First Palm Beach Bancorp, Inc. and Rita Groton
              10.8    Change of Control Agreement between First Bank of Florida and Rita Groton
              10.9    Change of Control Agreement between First Palm Beach Bancorp, Inc. and John Rudy
              10.10   Change of Control Agreement between First Bank of Florida and John Rudy
              10.11   Change of Control Agreement between First Palm Beach Bancorp, Inc. and Linda Terrell
              10.12   Change of Control Agreement between First Bank of Florida and Linda Terrell
              10.13   Change of Control Agreement between First Palm Beach Bancorp, Inc. and Calvin L. Cearley
              10.14   Change of Control Agreement between First Bank of Florida and Calvin L. Cearley
              10.15   Change of Control Agreement between First Palm Beach Bancorp, Inc. and Alissa Ballot
              10.16   Change of Control Agreement between First Bank of Florida and Alissa Ballot
              11      Statement Re: Computation of Per Share Earnings.
              27      Financial Data Schedule (for SEC use only).

         (b) There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

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


                                              First Palm Beach Bancorp, Inc.
                                                       (Registrant)



Date:
August 13, 1997                         /s/ Louis O. Davis, Jr.
                                        -----------------------
                                        Louis O. Davis, Jr.
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer)



Date:
August 13, 1997                         /s/ R. Randy Guemple
                                        --------------------
                                        R. Randy Guemple
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer)


                                  EXHIBIT INDEX


Exhibit
Number        Description                                                                            Page
------        -----------                                                                            ----
    10.1      Employment Agreement between First Palm Beach Bancorp, Inc. and Louis O. Davis, Jr............20

    10.2      Employment Agreement between First Bank of Florida and Louis O. Davis, Jr.....................32

    10.3      Employment Agreement between First Palm Beach Bancorp, Inc. and R. Randy Guemple..............44

    10.4      Employment Agreement between First Bank of Florida and R. Randy Guemple.......................56

    10.5      Change of Control Agreement between First Palm Beach Bancorp, Inc. and John Trammel...........68

    10.6      Change of Control Agreement between First Bank of Florida and John Trammel....................75

    10.7      Change of Control Agreement between First Palm Beach Bancorp, Inc. and Rita Groton............83

    10.8      Change of Control Agreement between First Bank of Florida and Rita Groton.....................90

    10.9      Change of Control Agreement between First Palm Beach Bancorp, Inc. and John Rudy..............98

    10.10     Change of Control Agreement between First Bank of Florida and John Rudy......................105

    10.11     Change of Control Agreement between First Palm Beach Bancorp, Inc. and Linda Terrell.........113

    10.12     Change of Control Agreement between First Bank of Florida and Linda Terrell..................120

    10.13     Change of Control Agreement between First Palm Beach Bancorp, Inc. and Calvin L. Cearley.....128

    10.14     Change of Control Agreement between First Bank of Florida and Calvin L. Cearley..............136

    10.15     Change of Control Agreement between First Palm Beach Bancorp, Inc. and Alissa Ballot.........144

    10.16     Change of Control Agreement between First Bank of Florida and Alissa Ballot..................152

    11        Statement Re: Computation of Per Share Earnings..............................................160

    27        Financial Data Schedule (for SEC use only)...................................................161