Form 10-K405
period 1997-09-30
FIRST PALM BEACH BANCORP INC
filed 1997-12-23
CIK 906608

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

   Annual Report Pursuant to Section 13 of the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1997
                          Commission File No.: 0-21942

                         FIRST PALM BEACH BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                      DELAWARE                                                        65-0418027
(State or Other Jurisdiction of Incorporation or Organization)           (I.R.S. Employer Identification No.)

           450 SOUTH AUSTRALIAN AVENUE, WEST PALM BEACH, FLORIDA 33402
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (561) 655-8511

        Securities registered pursuant to Section 12(b) of the Act: NONE


          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   -----

         Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.   X
                            ------

         The aggregate market value of the common stock held by non-affiliates of the registrant is $175,768,648 and is based upon the last trade price as reported by the NASDAQ National Market System for December 18, 1997.

         The Registrant had 5,054,746 shares of common stock outstanding as of December 18, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Proxy Statement for the Annual Meeting of Stockholders to be held on January 21, 1998 is incorporated by reference into Part III of this Form 10-K.

                                      INDEX

                                                                                                             PAGE
                                                                                                             ----
PART I.

Item 1.     Business ..........................................................................................1
                    Safe Harbor Statement......................................................................1
                    Business...................................................................................1
                    Market Area and Competition................................................................3
                    Lending Activities.........................................................................4
                    Asset Quality.............................................................................12
                    Mortgage-Backed and Related Securities....................................................19
                    Investment Activities.....................................................................20
                    Sources of Funds..........................................................................23
                    Borrowings................................................................................26
                    Subsidiary Activities.....................................................................27
                    Personnel.................................................................................27
                    Regulation and Supervision................................................................28
                    Federal and State Taxation................................................................42

Item 2.     Properties........................................................................................44

Item 3.     Legal Proceedings.................................................................................48

Item 4.     Submission of Matters to a Vote of Security Holders...............................................48

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.............................49

Item 6.     Selected Financial Data...........................................................................50

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............52

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........................................66

Item 8.     Financial Statements and Supplementary Data.......................................................70

Item 9.     Change in and Disagreements with Accountants on Accounting and Financial Disclosure..............104

PART III

Item 10.    Directors and Executive Officers of the Registrant...............................................105

Item 11.    Executive Compensation...........................................................................105

Item 12.    Security Ownership of Certain Beneficial Owners and Management...................................105

Item 13.    Certain Relationships and Related Transactions...................................................105

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................106

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 FOR FORWARD-LOOKING INFORMATION

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), First Palm Beach Bancorp, Inc. (the "Company") is hereby filing cautionary statements identifying important factors that could cause the Company's actual results, or those of its subsidiary, First Bank of Florida (the "Bank") to differ materially from those projected in "forward-looking statements" (as such term is defined in the Reform
Act) of the Company or the Bank, made by or on behalf of the Company or the Bank, which are made orally, whether in presentations, in response to questions or otherwise, or in writing in this report or any other future filings by the Company with the Securities and Exchange Commission ("SEC"), or in the Company's press releases or other public or shareholder communications. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projection," or "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Company's or the Bank's actual results to differ materially from those contained in forward-looking statements of the Company or the Bank made by or on behalf of the Company or the Bank.

         The Company and the Bank caution that the following important factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company or the Bank made by or on behalf of the Company or the Bank. All forward-looking statements speak only as of the date on which such statements are made, and the Company and the Bank undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

         Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include those related to the national economic environment (particularly in the region in which the Company and the Bank operate), competition, fiscal and monetary policies of the U.S. government, changes in governmental legislation and regulations affecting financial institutions (including regulatory fees and capital requirements), changes in prevailing interest rates, credit risk management and asset/liability management, the financial and securities markets, deposit flows, changes in the quality or composition of the Bank's loan and investment portfolios, and the availability of and costs associated with sources of liquidity.

         All such factors are difficult to predict, contain uncertainties which may materially affect actual results and are beyond the control of the Company and the Bank.

BUSINESS

         On September 29, 1993, the Company closed its public offering for 5,284,775 shares of its common stock ("common stock") and acquired the Bank, formerly First Federal Savings and Loan Association of the Palm Beaches (the "Association"), as part of the Bank's conversion (the "conversion") from a mutual to a stock federally chartered savings association. Additionally, the Recognition and Retention Plans ("RRPs") implemented during the conversion purchased 211,600 shares of the Company's Common Stock, making a total of shares outstanding at that time of 5,496,375. The Company was incorporated under Delaware law on May 27, 1993. The Company is a savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the SEC. Currently, the Company does not transact any material business other than through its subsidiary, the Bank. The net conversion proceeds totaled $52.5 million of which $25.2 million was invested in the Bank and $27.3 million was retained by the Company. The Company loaned $4.2 million to the Employee Stock Ownership Plan ("ESOP") of the Bank and the remaining $23.1 million was loaned to the Bank. At September 30, 1997, the loan to the ESOP had a balance of $955,000 and the loan to the Bank had a balance of $5,854,000. On June 30, 1997, the Company issued $35 million of 10.35% Senior Debentures Due 2002 (the "Series A Debentures"), in a private placement. Of the net proceeds of $33.8 million, the Company contributed $25 million to the capital of the Bank. For a period beginning on November 17, 1997 and ending on December 18, 1997 the Company offered to exchange such outstanding Series A Debentures for a like amount of Series B 10.35% Senior Debentures Due 2002 (the "Series B Debentures"), which Series B Debentures were registered with the SEC. As of the date of this 10-K, all outstanding Series A Debentures have been tendered for exchange. The Series A Debentures and the Series B Debentures are hereinafter collectively referred to as the "Senior Debentures."

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

         On June 30, 1997, the Company issued $35 million of Series A Debentures Due 2002. The net proceeds of the debenture issuance are being used for general corporate purposes, including, as noted previously, contributing $25 million of the net proceeds to the Bank. The Indenture entered into by the Company in connection with the Senior Debentures (the "Indenture") includes certain covenants which, among other things, (i) limit the Company's disposition of the voting stock of the Bank, other than dispositions which (a) are for fair market value and, after giving effect to such dispositions and to any potential dilution, the Company will own not less than 80% of the shares of voting stock of the Bank free and clear of any security interest; (b) are made in compliance with an order of a court or regulatory authority of competent jurisdiction, a condition imposed by any such court or authority permitting the acquisition by the Company, directly or indirectly, of any other bank or entity the activities of which are legally permissible for a bank holding company or a subsidiary thereof to engage in, or an undertaking made to such authority in connection with such an acquisition; (c) are made where the Bank, having obtained any necessary regulatory approvals, unconditionally guarantees payment when due of the principal of and interest on the Senior Debentures; or (d) are made to the Company or any wholly-owned subsidiary if such wholly-owned subsidiary agrees to be bound by the covenant as if it were the Company and the Company agrees to maintain such wholly-owned subsidiary as a wholly-owned subsidiary (notwithstanding the foregoing, the Bank may be merged into or consolidated with another banking institution if, after giving effect to such merger or consolidation, the Company or any wholly-owned subsidiary owns at least 80% of the voting stock of such other banking institution then issued and outstanding free and clear of any security interest and if, immediately after giving effect thereto and treating any such resulting banking institution thereafter as the Bank and a subsidiary, for purposes of the Indenture, no Event of Default (as such term is defined in the Indenture), and no event which, after notice or lapse of time or both, would become an Event of Default, shall have happened and be continuing); (ii) limit, to a percentage of net worth, the Company's and the Bank's ability to become liable on certain forms of indebtedness generally outside the normal course of the Company's and the Bank's business; (iii) provide that the Company will not permit its Consolidated Net Worth minus Goodwill to be less than $90 million; (iv) provide that the Company shall not allow the Bank to be classified as other than "well-capitalized"; and (v) restrict dividend or other distributions of the Company and the Bank and stock repurchases by the Company in such a way that any such dividends, distributions or stock repurchases after March 31, 1997 may not exceed in the aggregate, the sum of (a) $10,000,000 plus
(b) 75% (or 100% in the case of deficit) of consolidated net income for the period beginning March 31, 1997 and ending and including the date such dividend, distribution or stock repurchase (each, a "Restricted Payment") is declared or made (plus 100% of the proceeds of issuances of equity securities after March 31, 1997), and a Restricted Payment may not be made if at the time of and immediately before the Restricted Payment is declared, and after giving effect to the Restricted Payment a Default (as such term is defined in the Indenture) or Event of Default is existing or shall have occurred within 365 days of the declaration of the Restricted Payment.

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

         The Bank utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include a mainframe processing system licensed to the Bank by an outside vendor and various purchased software packages which are run on in-house computer networks. In 1997, the Bank initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Bank's mainframe software vendor and the majority of the other vendors which have been contacted have indicated that their hardware and/or software will be Year 2000 compliant. Testing will be performed for compliance. While there may be some expenses incurred during the next two years, Year 2000 compliance is not expected to have a material effect on the Company's consolidated financial statements.

MARKET AREA AND COMPETITION

         The Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service and lending offices in Palm Beach, Martin, Broward and Dade Counties in southeast Florida. Also, three full-service offices have been opened in Lee County in southwest Florida. Management believes that its offices are located in communities that generally can be characterized as residential neighborhoods of predominately one- to four- family residences.

         The economy of the Palm Beach County area from which the Bank draws a substantial portion of its business has derived its strength primarily from government, tourism, retirement communities, agriculture, service industries and foreign trade. Unemployment in Palm Beach County is higher than the national and State of Florida averages. Major private employers in the Bank's market area include Pratt & Whitney, Motorola, Good Samaritan and St. Mary's Medical Center, Florida Power & Light Company and BellSouth.

         The Bank is the oldest and largest (by asset size) locally-based financial institution in Palm Beach County. The Bank's market area in south Florida has a high density of financial institutions, many of which are significantly larger and have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from savings and loan associations, savings banks, mortgage banking companies and commercial banks. The Bank's most direct competition for savings deposits has historically come from savings and loan associations, savings banks, commercial banks, and credit unions. The Bank faces additional competition for savings deposits from money market mutual funds and other corporate and government securities funds. The Bank also faces increased competition for deposits from other financial intermediaries such as brokerage firms and insurance companies. Prospective competition for the Bank may increase as a result of recent regulatory changes which permit bank holding companies to acquire control of banks in any state, and the Florida Interstate Branching Act which permits out-of-state banks to acquire and operate branches in Florida. See "Regulation and Supervision - Federal Savings Institution Regulation - Interstate Banking; Branching."

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

LENDING ACTIVITIES

         Loans and Mortgage-Backed and Related Securities Portfolio. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four- family residences. At September 30, 1997, the Bank's total loans outstanding were $1,194.7 million, of which $846.4 million, or 70.9% of the Bank's total loan portfolio, were one- to four- family residential first and second mortgage loans. Of the one- to four- family residential mortgage loans outstanding at that date, 46.3% were fixed-rate loans and 53.7% were adjustable rate mortgage ("ARM") loans as hereinafter described. At the same date, construction and land loans totaled $138.7 million or 11.6% of the Bank's total loan portfolio; commercial real estate loans totaled $40.9 million or 3.4% of the Bank's total loan portfolio; and multi-family mortgage loans totaled $14.9 million or 1.3% of the Bank's total loan portfolio. Consumer and other loans held by the Bank, which principally consist of direct and indirect automobile loans, home equity loans, and other consumer loans, totaled $153.8 million or 12.9% of the Bank's total loan portfolio at September 30, 1997. At September 30, 1997, $88.4 million of consumer and other loans consisted of indirect automobile loans. The Bank had $82.5 million of loans serviced for others at September 30, 1997.

         At September 30, 1997, $6.2 million or 0.5% of the Bank's total loan portfolio consisted of purchased mortgage loans or loan participations, which consisted primarily of one- to four- family residential mortgage loans.

         At September 30, 1997, the Bank's mortgage-backed and related securities held-to-maturity and available-for-sale, a significant portion of which were collateralized mortgage obligations ("CMOs") or real estate mortgage investment conduits ("REMICs"), aggregated $421.6 million or 23.3% of the Bank's total assets. Mortgage-backed and related securities available-for-sale are reflected at fair value in accordance with Statement of Financial Accounting Standard No. 115 ("SFAS No. 115").

The following table sets forth the composition of the Bank's loan and mortgage-backed and related securities held-to-maturity and mortgage-backed and related securities available-for-sale portfolios, in dollar amounts and in percentages of the respective portfolios at the dates indicated:


                                                                                          At September 30,
                                                                     ----------------------------------------------------
                                                                              1993                        1994
                                                                     ----------------------      ------------------------
                                                                                   Percent                      Percent
                                                                       Amount      of Total       Amount        of Total
                                                                     ---------    ---------      ---------      --------
                                                                                     (Dollars in thousands)
MORTGAGE LOANS:
  One- to four-family ...........................................    $335,750        72.48%     $ 436,135         68.88%
  Construction and land .........................................      61,233        13.22%       104,324         16.47%
  Commercial real estate ........................................      29,930         6.46%        30,802          4.86%
  Multi-family ..................................................      11,720         2.53%        11,515          1.82%
                                                                     --------       ------      ---------        ------
    Total mortgage loans ........................................     438,633        94.69%       582,776         92.03%
  Consumer loans ................................................      22,184         4.78%        48,611          7.68%
  Other loans ...................................................       2,436         0.53%         1,848          0.29%
                                                                     --------       ------      ---------        ------
    Total loans receivable ......................................     463,253       100.00%       633,235        100.00%
                                                                                    ======                       ======

LESS:
  Loans in process ..............................................      31,320                      54,856
  Unearned discounts (premiums) and deferred loan fees, net .....         943                        (308)
  Allowance for loan losses .....................................       1,886                       1,956
                                                                     --------                   ---------
  Loans receivable, net .........................................    $429,104                   $ 576,731
                                                                     ========                   =========

MORTGAGE-BACKED AND RELATED SECURITIES HELD-TO-MATURITY
AND MORTGAGE-BACKED AND RELATED SECURITIES AVAILABLE-FOR-SALE:
  CMOs (includes REMICs) ........................................    $282,460                   $ 258,166
  FHLMC .........................................................          --                       3,595
  FNMA ..........................................................          --                      34,025
  GNMA ..........................................................         153                      30,169
  Net premiums and (discounts) ..................................       1,399                      (1,911)
                                                                     --------                   ---------
    Total mortgage-backed and related securities held-to-a
    and mortgage-backed and related securities
    available-for-sale ..........................................   $ 284,012                   $ 324,044
                                                                    =========                   =========



                                                                                           At September 30
                                                                         --------------------------------------------------
                                                                                    1995                    1996
                                                                         ------------------------  -----------------------
                                                                                         Percent                  Percent
                                                                            Amount       of Total     Amount      of Total
                                                                         -----------     --------  -----------   ---------
                                                                                            (Dollars in thousands)
MORTGAGE LOANS:
  One- to four-family ...........................................        $   587,598      67.82%    $  652,606     60.93%
  Construction and land .........................................            118,799      13.71%       154,988     14.47%
  Commercial real estate ........................................             35,610       4.11%        51,754      4.83%
  Multi-family ..................................................             11,837       1.37%        17,564      1.64%
                                                                         -----------     ------     ----------    ------
    Total mortgage loans ........................................            753,844      87.01%       876,912     81.87%
  Consumer loans ................................................            110,384      12.74%       191,654     17.90%
  Other loans ...................................................              2,155       0.25%         2,434      0.23%
                                                                         -----------     ------     ----------    ------
    Total loans receivable ......................................            866,383     100.00%     1,071,000    100.00%
                                                                                         ======                   ======

Less:
  Loans in process ..............................................             43,967                    61,633
  Unearned discounts (premiums) and deferred loan fees, net .....             (4,765)                  (10,369)
  Allowance for loan losses .....................................              2,157                    11,855
                                                                         -----------                ----------
   Loans receivable, net .........................................       $   825,024                $1,007,881
                                                                         ===========                ==========

MORTGAGE-BACKED AND RELATED SECURITIES HELD-TO-MATURITY AND
MORTGAGE-BACKED AND RELATED SECURITIES AVAILABLE-FOR-SALE:
    CMOs (includes REMICs) ........................................      $   145,879                $  132,067
    FHLMC .........................................................           12,023                    23,739
    FNMA ..........................................................      $    49,837                    49,512
    GNMA ..........................................................           33,035                    29,222
    Net premiums and (discounts) ..................................           (2,332)                   (2,267)
                                                                         -----------                ----------
      Total mortgage-backed and related securities held-to-a
      and mortgage-backed and related securities
      available-for-sale...........................................      $   238,442                $  232,273
                                                                         ===========                ==========





                                                                             At September 30
                                                                          -----------------------
                                                                                   1997
                                                                          -----------------------
                                                                                         Percent
                                                                             Amount      of Total
                                                                          -----------   ---------
                                                                           (Dollars in thousands)
MORTGAGE LOANS:
  One- to four-family ...........................................          $  846,449        70.85%
  Construction and land .........................................             138,664        11.60%
  Commercial real estate ........................................              40,905         3.42%
  Multi-family ..................................................              14,904         1.25%
                                                                           ----------       ------
    Total mortgage loans ........................................           1,040,922        87.12%
  Consumer loans ................................................             150,991        12.64%
  Other loans ...................................................               2,816         0.24%
                                                                           ----------       ------
    Total loans receivable ......................................           1,194,729       100.00%
                                                                                            ======

Less:
  Loans in process ..............................................              52,776
  Unearned discounts (premiums) and deferred loan fees, net .....              (8,193)
  Allowance for loan losses .....................................               6,046
                                                                           ----------
   Loans receivable, net .........................................         $1,144,100
                                                                           ==========

MORTGAGE-BACKED AND RELATED SECURITIES HELD-TO-MATURITY AND
MORTGAGE-BACKED AND RELATED SECURITIES AVAILABLE-FOR-SALE:
    CMOs (includes REMICs) ........................................        $  174,313
    FHLMC .........................................................            12,850
    FNMA ..........................................................           113,110
    GNMA ..........................................................           124,492
    Net premiums and (discounts) ..................................            (3,120)
                                                                           ----------


      Total mortgage-backed and related securities held-to-a
      and mortgage-backed and related securities
      available-for-sale...........................................        $  421,645
                                                                           ==========

     The following table sets forth the Bank's loan originations and loan and mortgage-backed and related securities purchases, sales and principal repayments for the periods indicated:


                                                                     YEAR ENDED SEPTEMBER 30,
                                                           ---------------------------------------
                                                              1995            1996           1997
                                                           -----------    -----------    -----------
                                                                          (IN THOUSANDS)
MORTGAGE LOANS (GROSS):
  At the beginning of period .....................         $582,776       $ 753,844      $   876,912
                                                           --------       ---------      -----------
    Mortgage loans originated:
      One- to four- family .......................          135,875         192,524          196,925
      Construction and land ......................          120,234         163,097          134,029
      Commercial real estate .....................            5,556           3,563            1,176
      Multi-family ...............................              830           1,877                -
                                                           --------       ---------      -----------
    Total mortgage loans originated ..............          262,495         361,061          332,130
                                                           --------       ---------      -----------
    Mortgage loans purchased:
      One- to four- family .......................            5,450          47,854           13,976
      Construction and land ......................               --          16,323                -
      Commercial real estate .....................              237          19,519              192
      Multi-family ...............................                -           5,626                -
                                                           --------       ---------      -----------
    Total mortgage loans purchased ...............            5,687          89,322           14,168
                                                           --------       ---------      -----------
  Total mortgage loans originated and purchased ..          268,182         450,383          346,298
  Transfer of mortgage loans to real estate owned             1,057             961            3,580
  Principal repayments ...........................           82,151         162,053          150,961
  Sales of loans .................................           13,906         164,301           27,747
                                                           --------       ---------      -----------
  At end of period ...............................         $753,844       $ 876,912      $ 1,040,922
                                                           ========       =========      ===========
CONSUMER LOANS (GROSS):
  At beginning of period .........................         $ 48,611       $ 110,384      $   191,654
  Consumer loans originated ......................           99,251         177,466           63,627
  Consumer loans purchased .......................               --             357                -
  Transfer of loans to repossessed automobiles ...              765          21,122           15,452
  Principal repayments ...........................           36,713          75,431           88,838
                                                           --------       ---------      -----------
  At end of period ...............................         $110,384       $ 191,654      $   150,991
                                                           ========       =========      ===========
OTHER LOANS (GROSS):
  At beginning of period .........................         $  1,848       $   2,155      $     2,434
  Other loans originated .........................            2,457           1,056            2,996
  Principal repayments ...........................            2,150             777            2,614
                                                           --------       ---------      -----------
  At end of period ...............................         $  2,155       $   2,434      $     2,816
                                                           ========       =========      ===========
MORTGAGE-BACKED AND RELATED SECURITIES(1):
  At beginning of period .........................         $324,044       $ 238,442      $   232,273
  Mortgage-backed and related securities purchased           49,883          46,873          370,617
  Mortgage-backed and related securities sold ....           95,751          18,040          127,735
  Increase (decrease) in unrealized loss on
    available-for-sale securities ................           (2,342)         (2,178)          (1,537)
  Amortization and repayments ....................           42,076          37,180           55,047
                                                           --------       ---------      -----------
  At end of period ...............................         $238,442       $ 232,273      $   421,645
                                                           ========       =========      ===========

-------------------
(1)   Consists of held-to-maturity and available-for-sale portfolios.

         Maturity of Loans and Mortgage-Backed and Related Securities. The following table shows the maturity of the Bank's loans and mortgage-backed and related securities, which includes mortgage-backed and related securities held-to-maturity and available-for-sale, at September 30, 1997. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on the Bank's loans totaled $121.0 million, $238.6 million and $242.4 for the years ended September 30, 1995, 1996 and 1997, respectively.


                                                                              AT SEPTEMBER 30, 1997
                                                ------------------------------------------------------------------
                                                           MORTGAGE LOANS
                                                ---------------------------------------


                                                  ONE TO                    COMMERCIAL
                                                   FOUR-      CONSTRUCTION   AND MULTI-   CONSUMER      OTHER
                                                   FAMILY       AND LAND       FAMILY      LOANS        LOANS
                                                ----------    ------------   ----------  ---------     -------
                                                                          (In thousands)
AMOUNTS DUE:
  Within 1 year .............................    $   3,860     $ 40,137       $ 6,684    $  15,293     $1,818
                                                 ---------     --------       -------    ---------     ------
  1 to 2 years ..............................        2,029        6,839         4,666       11,446        579
  2 to 3 years ..............................        1,746        1,843         3,742       25,295        184
  3 to 5 years ..............................       14,997        4,298         6,852       74,536        231
  5 to 10 years .............................       20,098        2,664        10,946       24,347          4
  10 to 15 years ............................      145,255        8,072         5,110           37          -
  Over 15 years .............................      658,464       74,811        17,809           37          -
                                                 ---------     --------       -------    ---------     ------

  Total due after 1 year ....................      842,589       98,527        49,125      135,698        998
                                                 ---------     --------       -------    ---------     ------

Total amounts due ...........................      846,449      138,664        55,809      150,991      2,816

Less:
  Loans in process ..........................       51,615           --             -        1,161          -
  Unearned discounts, (premiums) and deferred
  loan fees, net ............................       (5,018)         ---             -       (3,175)         -
  Allowance for loan losses .................        2,250          ---             -        3,796          -
                                                 ---------     --------       -------    ---------     ------
Loans receivable and mortgage- backed and
related securities, net .....................    $ 797,602     $138,664       $55,809    $ 149,209     $2,816
                                                 =========     ========       =======    =========     ======



                                                                       AT SEPTEMBER 30, 1997
                                                ---------------------------------------------------------------
                                                                  TOTALS
                                                --------------------------------
                                                                  MORTGAGE-        MORTGAGE-
                                                                  BACKED AND       BACKED AND
                                                                   RELATED          RELATED
                                                                  SECURITIES       SECURITIES
                                                  TOTAL LOANS      HELD-TO-       AVAILABLE-FOR-
                                                   RECEIVABLE      MATURITY           SALE         TOTAL
                                                 -------------   -------------   -------------  ------------
                                                                     (In thousands)
AMOUNTS DUE:
  Within 1 year .............................    $    67,792     $    556                  -    $    68,348
                                                 -----------     --------           --------    -----------
  1 to 2 years ..............................         25,559          542                  -         26,101
  2 to 3 years ..............................         32,810            -                  -         32,810
  3 to 5 years ..............................        100,914        9,296                  -        110,210
  5 to 10 years .............................         58,059        8,635           $ 28,685         95,379
  10 to 15 years ............................        158,474       25,797             70,045        254,316
  Over 15 years .............................        751,121      170,960            110,249      1,032,330
                                                 -----------     --------           --------    -----------

  Total due after 1 year ....................      1,126,937      215,230            208,979      1,551,146
                                                 -----------     --------           --------    -----------

Total amounts due ...........................      1,194,729      215,786            208,979      1,619,494

Less:
  Loans in process ..........................         52,776           --                 --         52,776
  Unearned discounts, (premiums) and deferred
  loan fees, net ............................         (8,193)       2,483                637         (5,073)
  Allowance for loan losses .................          6,046           --                 --          6,046
                                                 -----------     --------           --------    -----------
Loans receivable and mortgage- backed and
related securities, net .....................    $ 1,144,100     $213,303           $208,342    $ 1,565,745
                                                 ===========     ========           ========    ===========

         The following table sets forth at September 30, 1997, the dollar amount of all loans and mortgage-backed and related securities held-to-maturity and mortgage-backed and related securities available-for-sale due after September 30, 1998, and whether such loans have fixed interest rates or adjustable interest rates:

                                                                                      DUE AFTER SEPTEMBER 30, 1998
                                                                                  -----------------------------------
                                                                                    FIXED    ADJUSTABLE    TOTAL
                                                                                  --------   ----------   ----------
                                                                                             (IN THOUSANDS)
MORTGAGE LOANS:
   One- to four- family ......................................................    $391,531    $451,058    $  842,589
   Construction and land .....................................................      76,604      21,923        98,527
   Multi-family ..............................................................       5,721       8,944        14,665
   Commercial real estate ....................................................       6,868      27,592        34,460
CONSUMER LOANS ...............................................................     135,698          --       135,698
OTHER LOANS ..................................................................         995           3           998
                                                                                  --------    --------    ----------
     TOTAL LOANS RECEIVABLE ..................................................     617,417     509,520     1,126,937
MORTGAGE-BACKED AND RELATED SECURITIES HELD-TO-MATURITY AND
   AVAILABLE-FOR-SALE ........................................................     171,106     253,103       424,209
                                                                                  --------    --------    ----------
     TOTAL LOANS RECEIVABLE AND MORTGAGE-BACKED AND RELATED SECURITIES
     HELD-TO MATURITY AND AVAILABLE-FOR-SALE..................................     788,523    $762,623    $1,551,146
                                                                                  ========    ========    ==========


         One- to Four- Family Mortgage Lending. The Bank's primary lending emphasis is on the origination of first mortgage loans secured by one- to four-family residences in its primary lending area. Mainly, these residences are single family homes (including condominiums and townhomes) that serve as the primary residence of the owner. To a lesser degree, the Bank makes loans on residences used as a second home or as an investment.

         Loan originations are generally obtained from existing or past customers, members of the local community and referrals from local real estate agents and builders. One- to four-family residential mortgage loans are mainly originated through the Bank's mortgage brokerage subsidiary, First Bank of Florida Mortgage Corp. ("FBMC"), by its nine loan originators who are compensated on a commission basis. Loan applications originated by FBMC's independent loan originators are made in compliance with the Bank's policies and procedures, underwritten by the Bank in accordance with its standard underwriting guidelines and presented for approval to the appropriate Bank personnel or committees.

         For the year ended September 30, 1997, the Bank's mortgage loans originated through all sources totaled $332.1 million. FBMC accounted for $166.4 million in mortgage loans originated, or 50.1% of this total. The Bank has expanded the mortgage lending activities in its branch network by training branch personnel and placing FBMC loan officers in certain branch offices.

         The Bank obtains one- to four-family residential loans through wholesale brokers in Martin, Palm Beach, and Broward Counties. Prior to the Bank's commitment to fund such loans, the loans are reviewed for compliance with the Bank's normal underwriting guidelines. Wholesale loans comprised approximately 43% of the total new mortgage loans originated by the Bank in fiscal 1997.

         At September 30, 1997, 70.9% of mortgage loans receivable consisted of one- to four-family residential loans, of which 53.5% were ARM loans. The Bank currently offers ARM loans which have an initial adjustment after one, three and five years and adjust annually thereafter. These ARM loans may carry an initial interest rate which is less than the fully indexed rate for the loan. The initial discounted rate is determined by the Bank in accordance with market and competitive factors. The Bank currently offers ARM loans which adjust by a maximum of 2% per year with a lifetime cap on increases of 4% to 6%, depending upon the program. The Bank has discontinued originating ARM loans which have an initial monthly payment adjustment after seven or ten years. The balance of ARM seven or ten year loans totaled $84.4 million at September 30, 1997.

         Generally, ARM loans pose credit risks somewhat greater than the risks inherent in fixed rate loans primarily because, as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In order to minimize these risks, borrowers of ARM loans are qualified at the fully indexed rate. The Bank does not originate ARM loans which provide for negative amortization of deferred interest. An ARM loan portfolio generally reduces the Bank's exposure to adverse interest rate fluctuations.

         The Bank also offers fixed-rate loans for terms up to 30 years which are priced in accordance with secondary market conditions. In the past, the Bank sold most of its fixed rate loans. During fiscal 1996 and 1997, in accordance with its growth strategy, the Bank retained most fixed rate loans in its portfolio.

         Except as to loan amount, one- to four-family residential mortgage loans are generally underwritten according to the guidelines of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Presently, FHLMC and FNMA do not purchase loans over approximately $214,600. Loans in excess of the FHLMC/FNMA conforming loan limits are made on an adjustable or fixed rate basis to be held in the Bank's portfolio.

         The Bank's policy on one- to four-family residential mortgage loans generally is to lend up to 80% of the appraised value of property securing the loan or up to 95% if private mortgage insurance is obtained on the amount of the loan which exceeds 80%. In recent years, to assist persons in low-to-moderate income households to purchase homes, the Bank originated a limited amount of one- to four- family loans with loan-to-value ratios above 90% without requiring private mortgage insurance. As of September 30, 1997, the outstanding balance of such loans was $3.2 million. These loans may entail more risk than loans with private mortgage insurance because, if a borrower defaults, the Bank will not be able to seek reimbursement for any portion of the loan from a private mortgage insurer. As of September 30, 1997, the Bank had not experienced any material difference between the delinquency rate for those loans and the delinquency rate for the rest of its loan portfolio. The Bank, however, has established a 0.50% allowance for possible loan losses related to these loans due to their higher loan-to-value ratios.

         Sale of Loans. During the fiscal year ended September 30, 1997, the Bank sold approximately $27.7 million of mortgage loans. A gain of $387,000 on the sales was recognized during fiscal year 1997.

         Commercial and Multi-Family Real Estate Lending. As of September 30, 1997, $40.9 million, or 3.4% of the Bank's total loan portfolio, consisted of commercial loans, and $14.9 million, or 1.3% of the Bank's total loan portfolio, consisted of multi-family loans. During the past few years, the Bank has reduced the level of its lending in these areas as a percentage of total loan portfolio due to deterioration of the market for these types of properties in the Bank's market area. Presently, the Bank's activity in these lending areas is generally limited to the refinancing or modification of existing commercial loans and the origination of new loans to existing commercial customers.

         The commercial real estate loans in the Bank's portfolio consist of fixed-rate, ARM and balloon loans which were originated at prevailing market rates. Balloon loans generally are amortized over 25 years. The Bank's recent policy has been to originate commercial or multi-family real estate loans only in its primary market area. All commercial and multi-family real estate loans that are modified, refinanced or made to facilitate the sale of real estate owned are ARM loans. These loans are generally made in amounts not exceeding 75% of the appraised value of the property. In making such loans, the Bank primarily considers the net operating income generated by the real estate to support the debt service, the financial resources, income level and managerial expertise of the borrower, the marketability of the property and the Bank's lending experience with the borrower. The Bank generally obtains personal guarantees from the principals of the borrower on these loans.

         Loans secured by commercial and multi-family real estate involve a greater degree of risk than one- to four-family residential loans. This has been particularly true for commercial real estate loans during recent years due to a sharp increase in available space and a decrease in demand for commercial properties in the Bank's market area.

         Construction Loans. The Bank originates loans to finance the construction of one- to four-family homes and, to a much lesser extent, multi-family and commercial real estate properties. At September 30, 1997, construction loans totaled $115.6 million, or 9.7% of the Bank's total loan portfolio.

         The Bank's construction loans are principally made to finance the construction of single-family, owner-occupied homes. Construction loans are generally made on a "pre-sold" basis; however, contractors who have sufficient financial strength and a proven track record are considered for loans for model and speculative purposes, with preference given to contractors with whom the Bank has had successful loan relationships. Construction loans generally provide for interest-only payments at fixed rates of interest and have terms of six to twelve months. At the end of the construction period, the loans generally convert into permanent loans with terms of up to 30 years with an adjustable or fixed rate of interest. Construction loans typically have a conversion option at the end of the construction term to allow the permanent borrower to choose a fixed or ARM loan at the then prevailing market rate. Construction loans to borrowers who will occupy the home will be considered for loan-to-value ratios of up to 95%. Loans to builders who have pre-sold the home will be considered for loan-to-value ratios up to 80%. Construction loans for speculative purposes, models and commercial properties may be considered for loan-to-value ratios up to 80%. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Bank primarily uses in-house inspectors for construction loan disbursement purposes. Substantially all construction loans outstanding at September 30, 1997 were for loans on single family dwellings.

         The Bank offers to selected builders a revolving commitment. These commitments are for speculative, model, and contract construction loans, the collateral for which is individually analyzed and approved prior to closing. The commitment is a pre-approval of the builder on a credit basis only to determine the maximum level of exposure the Bank wishes to have. Because the Bank will require the placement of all permanent loans through it, it may grant preferential rates to the builder through these commitments.

         Land Loans. The Bank originates loans for the acquisition and development of land (either unimproved land or improved lots) on which the purchaser can then build. At September 30, 1997, land loans totaled $23.0 million, or 1.9% of the Bank's total loan portfolio.

         Land acquisition and development loans are considered on a very selective basis for builders and developers who have a proven track record with the Bank. Due to the increased risk associated with land loans, the Bank uses a 75% loan-to-value ratio maximum and requires full personal guarantees of all loans. The one exception is a loan made to a major area builder with whom the Bank has had a relationship in excess of ten years, in which case only a corporate guarantee was required. The lending relationship with this builder is currently a $12.0 million line of credit, provided adequate collateral is pledged. At September 30, 1997, this loan had an outstanding balance of $8.4 million.

         Consumer and Other Lending. At September 30, 1997, $153.8 million, or 12.9% of the Bank's total loan portfolio, consisted of consumer and other loans, including automobile, home equity loans and lines of credit for consumer purposes, and to a lesser extent, home improvement, marine, airplane, and secured and unsecured personal loans.

         During the fiscal years ended 1995 and 1996, the Bank became more active in the indirect automobile lending market. Indirect automobile loans typically carry more credit risk. Higher than anticipated charge-offs were experienced in the indirect automobile lending portfolio, primarily during the latter part of the fiscal year ended September 30, 1996. Higher delinquencies and charge-offs did not occur until the third quarter of fiscal 1996, as insufficient time had passed prior to the third quarter for the indirect automobile loan portfolio to mature and for the Bank to experience collection problems, which indicated that significant additional provisions were necessary. As a result, a $16.4 million provision for loan losses related to consumer lending was recorded during fiscal year 1996. The provisions were determined by projecting charge-offs based on the latest repossession activity and recovery rates. Based upon an analysis of the overall performance of the indirect lending program, management determined that effective September 30, 1996 no new applications for indirect loans would be accepted, thereby discontinuing the indirect lending program. Total consumer and other loans outstanding decreased to $153.8 million at September 30, 1997 from $194.1 million at September 30, 1996. Of these amounts, $88.4 million and $148.2 million at September 30, 1997 and September 30, 1996, respectively, were indirect loans.

         Notwithstanding the decline in indirect loans, other consumer loans increased by $19.5 million in fiscal 1997. This increase reflects a primary focus on increasing the volume of home equity loans and lines of credit, direct automobile lending and personal lines of credit.

         Consumer loans are offered on a fixed and adjustable rate basis. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the applicant's ability to make payments on the proposed loan and other indebtedness. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. The Bank's consumer loans tend to have higher interest rates and shorter maturities than one- to four-family mortgage loans, and involve a greater risk of default than one- to four-family mortgage loans. See "Asset Quality - Allowance for Loan Losses."

         Credit Cards. The Bank is in its third year of its credit card program. The Bank offers Visa Classic, Visa Gold and Secured Visa Programs. The credit applications for credit cards are underwritten and collected by the Bank, and the payments and statement processing are carried out by a third party.

         As of September 30, 1997, the Bank had approved 3,866 credit card accounts having an aggregate credit limit of $8.5 million. The outstanding balance on these cards at September 30, 1997 was $3.6 million. The Bank also offers unsecured personal lines of credit used in conjunction with customers' checking accounts.

         Home Equity. Home equity loans and credit lines are originated on one- to four-family residences within the Bank's market area. These loans and credit lines are limited to $25,000 for 100% loan-to-value ratio loans, and $500,000 for 80% loan-to-value loans. Loans and credit lines with loan-to-value ratios of between 80% and 100% are underwritten based on the creditworthiness of the borrower and the amount of equity in the home. The interest rates on these loans and credit lines are based on loan-to-value ratios and range from prime plus 1% to prime plus 3%. The Bank introduced a "tax reducer" account which is a home equity line of credit which allows access through a Visa credit card. At September 30, 1997 the balance of these accounts was $6.0 million.

         Commercial Lending. With the ongoing consolidation of banking institutions in Florida, the Bank believes there is a significant opportunity for lending to small business enterprises. In preparation, the Bank has hired experienced commercial bankers to provide expertise in developing conservative lending programs to meet the needs of that market. Growth in this area of lending will be disciplined, with asset quality being of primary importance.

         Loan Approval Procedures and Authority. Loan approval authority has been granted by the Board of Directors to certain mortgage loan officers up to the maximum amount allowed by FHLMC/FNMA on one- to four-family dwelling units and lot loans to individuals. The Board has granted to certain officers the authority to approve or disapprove mortgage loans up to $500,000. This loan approval authority excludes the authority to approve employee and officer loans and loans to builders for residential units not under contract with a buyer. All loans exceeding $500,000 must be approved by either a majority of the Loan Committee or Commercial Loan Committee, depending upon the collateral securing the loan. The Loan Committee, which primarily consists of members of senior management and other officers, regularly considers for approval large one- to four-family residential loan applications. The Commercial Loan Committee, which primarily consists of members of senior management considers for approval employee and officer loans, builder loans for residential units not under contract with a buyer, and commercial loan applications. Loans that exceed $5 million must be authorized by the Bank's President. All mortgage loan approvals are ratified by the Bank's Board of Directors.

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

         The Bank requires title and hazard insurance in connection with all real estate loans. In addition, borrowers generally are required to advance funds for such insurance, and for real estate taxes and private mortgage insurance, with each payment of principal and interest to a mortgage impound account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums, as required.

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

         On mortgage loans or loan participations purchased by the Bank, the Bank receives monthly reports from its loan servicers with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loans, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents.

         Mortgage loan delinquencies of 90 days or more decreased to $6.8 million at September 30, 1997 from $11.3 million at September 30, 1996. The decrease was primarily due to one loan relationship totaling $6.2 million at September 30, 1996 on a marina and beach club in Charlotte County, Florida which was refinanced and paid down to $3.8 million and brought current during fiscal year 1997. See "Asset Quality - Classified Assets."

         Defaults on closed-end consumer financing (auto loans) are pursued aggressively after the grace period has expired. The Collections supervisor may commence immediate repossession activities in the case of unresponsive borrowers. Upon repossession, the collateral is evaluated to determine its condition. Repairs are made at the discretion of the Collections supervisor. The Bank attempts to sell the asset through various wholesale auctions held within the State of Florida.

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

         At September 30, 1995, 1996 and 1997, delinquencies of 60 days or more in the Bank's loan portfolio were as follows:


                                                   At September 30, 1995                        At September 30, 1996
                                        ------------------------------------------  ------------------------------------------------
                                           60-89 Days            90 Days or More           60-89 Days             90 Days or More
                                        ----------------------  ------------------  ----------------------   ----------------------
                                          Number    Principal    Number   Principal    Number    Principal     Number    Principal
                                         of Loans    Balance    of Loans   Balance    of Loans   Balance of    of Loans  Balance of
                                                    of Loans               of Loans               Loans                    Loans
                                        ---------   ---------   --------  ---------   --------  ----------    ---------  ---------
                                                             (Dollars in thousands)
Mortgage loans:
One- to four- family ..............        10        $  163           28    $1,172         19      $1,150         45       $ 2,621
Construction and land .............         -             -            5       267          3         742         13         8,658
Commercial real estate ............         -             -            1        80          -           -          -             -
Multi-family ......................         -             -            2       243          -           -          -             -
                                        -----        ------      -------    ------      -----      ------        ---       -------

Total mortgage loans ..............        10           163           36     1,762         22       1,892         58        11,279

Consumer and other loans ..........        20           187           16        52        160       2,065        132         1,552
                                        -----        ------      -------    ------      -----      ------        ---       -------

Total loans .......................        30        $  350           52    $1,814        182       3,957        190       $12,831
                                        =====        ======      =======    ======      =====      ======        ===       =======
Delinquent loans to total loans ...                    0.04%                  0.21%                  0.37%                    1.20%



                                                            At September 30, 1997
                                            -------------------------------------------------
                                                      60-89 Days         90 Days or More
                                            ----------------------   ------------------------
                                             Number      Principal     Number      Principal
                                             of Loans    Balance of   of Loans    Balance of
                                                          Loans                     Loans
                                            ---------   ----------   ---------   ----------
                                                           (Dollars in thousands)

MORTGAGE LOANS:
One- to four- family ..............              28       $ 1950         62        $5,340
Construction and land .............               1          120         10         1,484
Commercial real estate ............               -            -          -             -
Multi-family ......................               1           89          -             -
                                              -----       ------     ------        ------

Total mortgage loans ..............              30        2,159         72         6,824

Consumer and other loans ..........             153        1,623        114         1,262
                                              -----       ------     ------        ------

Total loans .......................            183        $3,782        186        $8,086
                                              =====       ======     ======        ======
Delinquent loans to total loans ...                         0.32%                    0.68%

         Loans Delinquent 90 Days or More, Real Estate Owned and In-Substance Foreclosed Loans. The following table sets forth information regarding non-accrual loans and loans delinquent 90 days or more and still accruing interest, real estate owned and in-substance foreclosed loans. At September 30, 1997, there were $7.9 million in loans restructured within the meaning of SFAS No. 15, the majority of which were indirect automobile loans.

                                                                                           AT SEPTEMBER 30,
                                                                    -----------------------------------------------------------
                                                                     1993           1994        1995         1996        1997
                                                                    ------         -----        ----         -----       ----
                                                                                         (DOLLARS IN THOUSANDS)
                                                                    -----------------------------------------------------------
Non-Accrual mortgage loans(1), (2) ..........................        $2,633         $1,451      $1,743       $11,269    $ 6,824
Mortgage loans delinquent 90 days or more and still accruing(2)          25            443          18            10         --
Non-accrual consumer loans and other loans(1), (2) ..........            --             --           8         1,390      1,037
Consumer and other loans delinquent 90 days or more and still
accruing(3) .................................................            20             37          45           162        225
                                                                     ------         ------      ------       -------    -------
Total non-performing loans ..................................         2,678          1,931       1,814        12,831      8,086
Real estate owned and in-substance foreclosed loans .........         1,403            529         549         1,626      1,795
Repossessed automobiles(3)...................................            --             13         371         1,602        474
                                                                     ------         ------      ------       -------    -------
Total non-performing assets .................................        $4,081         $2,473      $2,734       $16,059    $10,355
                                                                     ======         ======      ======       =======    =======
Non-performing loans to total loans .........................          0.58%          0.30%       0.21%         1.20%      0.68%
Total non-performing assets to total assets .................          0.48%          0.23%       0.23%         1.08%      0.57%


         Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as "real estate owned" until sold. Automobiles acquired by the Bank as a result of repossession are classified as "repossessed automobiles."

         Non-accrual mortgage loans decreased to $6.8 million at September 30, 1997 from $11.3 million at September 30, 1996. This decrease was primarily the result of a $6.2 million loan relationship on a marina/residential development in Charlotte County, Florida which was refinanced and paid down to $3.8 million and brought current during fiscal year 1997. See "Asset Quality - Classified Assets."

         Classified Assets. Federal regulations and the Bank's policy require the classification of loans and other assets (such as debt and equity securities considered to be of lesser quality) as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as "substandard" with the added characteristic that the weaknesses make "collection or liquidation in full" on the basis of currently existing facts, conditions, and values "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do

---------------
(1) For the fiscal year ended September 30, 1997, $678,000 in gross interest income would have been recorded if these loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period and $301,000 in interest income on these loans was included in net income.

(2)   As to principal or interest.

(3) Repossessed automobiles are carried as estimated fair value, which approximates management's estimate of proceeds to be received at time of disposition based on historical experience. Recovery rates have averaged 55-60% per repossession.

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

         The Bank's Asset Classification Committee reviews and classifies the Bank's assets on a monthly basis and reports the results of its reviews to the Board of Directors on a monthly basis.

         At September 30, 1997, the Bank had one classified asset with an aggregate carry value in excess of $1.0 million. Set forth below is a brief description of the classified asset with a carrying value of $1.0 million or more at September 30, 1997.

         Marina/Residential Development, Charlotte County, Florida. At September 30, 1997, the Bank's classified assets included one loan to one borrower and a speculative loan on two model residences to a party related to the borrower. The loans totaled $3.8 million at September 30, 1997 and are secured by first mortgages on a marina, a beachfront lot and two speculative model residences. The Bank has personal guarantees on the notes.

         The following table sets forth at September 30, 1997 the Bank's aggregate carrying value of the assets classified as substandard, doubtful, loss and special mention as follows:



                                     SUBSTANDARD                DOUBTFUL                   LOSS               SPECIAL MENTION
                                ----------------------   ----------------------   ----------------------  -----------------------
                                  NUMBER      AMOUNT       NUMBER      AMOUNT      NUMBER       AMOUNT      NUMBER       AMOUNT
                                ----------   ---------   ----------  ----------   ---------   ----------  ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
CLASSIFIED ASSETS:
Loans:
  One- to four- family....              52   $   4,567           --          --          --           --          16   $    2,490
  Multi-family............              --          --           --          --          --           --          --           --
  Commercial real estate..               4       4,208           --          --           1   $      349           1        1,318
  Construction and land...               8       1,664           --          --          --           --          --           --
  Consumer and other loans             116       1,379            2  $       28           1            8          --           --
                                ----------   ---------   ----------  ----------   ---------   ----------  ----------   ----------
    Total.................             180      11,818            2          28           2          357          17        3,808
Repossessed automobiles...              48         474           --          --          --           --          --           --
Other assets..............              --          --           39       1,070          --           --          --           --
Real estate owned:
  One- to four- family....               9         865           --          --           3           42          --           --
  Multi-family............              --          --           --          --          --           --          --           --
  Commercial real estate..               4         930           --          --           3          119          --           --
  Land....................              --          --           --          --          --           --          --           --
                                ----------   ---------   ----------  ----------   ---------   ----------  ----------   ----------
    Total real estate owned             13       1,795           --          --           6          161          --           --
                                ----------   ---------   ----------  ----------   ---------   ----------  ----------   ----------
Total for all Classified Assets        241   $  14,087           41  $    1,098           8   $      518          17   $    3,808
                                ==========   =========   ==========  ==========   =========   ==========  ==========   ==========

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

         During fiscal 1995 and 1996, the Bank significantly increased its level of indirect lending through automobile dealers. Indirect lending represented 66% and 83% of consumer loan production in fiscal 1995 and 1996, respectively. Higher than anticipated charge-offs were experienced in the indirect automobile lending portfolio, primarily during the latter part of the fiscal year ended September 30, 1996, therefore, the Bank increased loan loss provisions so that, at September 30, 1996, general reserves on indirect loans equaled 6.1% of outstanding indirect loan balances. As a result, a $16.4 million provision for loan losses related to consumer lending was recorded during fiscal year 1996. Based upon an analysis of the overall performance of the indirect lending program, management determined that effective September 30, 1996, no new applications for indirect loans would be accepted, thereby discontinuing the indirect lending program. At September 30, 1997, indirect automobile loans totaled $88.4 million and related general reserves equaled $3.3 million or 3.7% of outstanding indirect loan balances.

         As a result of the declines in regional real estate market values and the significant losses experienced by many other financial institutions, there has been a greater level of scrutiny of the loan portfolios of financial institutions by the FDIC, the OTS and other federal and state regulators as part of their overall examination of these institutions. Results of recent examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate market values, thus requiring lending institutions to increase significantly provisions for potential loan losses. While the Bank believes it has established an adequate allowance for loan losses, there can be no assurance that the Bank will not have to increase its level of loan loss allowance in the future or that regulators, in reviewing the Bank's loan portfolio, will not request that the Bank significantly increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings.

         The preceding sentence is a "forward-looking statement" within the meaning of the Reform Act which involves estimates, assumptions and uncertainties. The following important factors, should they occur, could cause actual loan loss and reserve experience as well as other related results to differ materially from the expectations expressed in the forward-looking statement:

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

This disclosure is intended to comply with the terms of the safe harbor for forward-looking statements provided by the Reform Act.

         The following table sets forth the Bank's allowance for loan losses at the dates indicated:


                                                                                   AT OR FOR THE FISCAL YEAR ENDED
                                                                      --------------------------------------------------------
                                                                      1993           1994        1995         1996        1997
                                                                      ----           ----        ----         ----        ----
                                                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of period ..............................        $2,334         $1,886      $1,956       $ 2,157     11,855
Provision for loan losses ...................................           149            135         261        15,704      3,281
Increase in allowance due to acquisition of PBS .............            --             --          --         2,253         --
Less: Charge-offs:
  One- to four- family ......................................            --             --          --            --         14
  Construction and land .....................................            --             --          --            --         --
  Multi-family ..............................................            81             --          --            --          4
  Commercial real estate ....................................           406             --          --           668        353
  Consumer loans ............................................           122             69          92         7,962     10,912
  Other loans ...............................................            --             --          --            --         --
                                                                     ------         ------      ------       -------    -------
    Total charge-offs .......................................           609             69          92         8,630     11,283
Recoveries ..................................................            12              4          32           371      2,193
                                                                     ------         ------      ------       -------    -------
Balance at end of period ....................................        $1,886         $1,956      $2,157       $11,855    $ 6,046
                                                                     ======         ======      ======       =======    =======

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




                                                                      AT SEPTEMBER 30,
                                  ---------------------------------------------------------------------------------
                                            1993                       1994                       1995
                                  ------------------------   ------------------------   ------------------------
                                    AMOUNT     PERCENTAGE      AMOUNT     PERCENTAGE      AMOUNT     PERCENTAGE
                                  ----------  ------------   ----------  ------------   ----------  ------------
                                                                      (DOLLARS IN THOUSANDS)
At end of period allocated to:
  One- to four- family......      $      589        72.48%   $      660        68.88%   $      556        67.82%
  Construction and land.....             876        13.22%        1,000        16.47%          490        13.71%
  Multi-family..............               8         2.53%            8         1.82%           12         1.37%
  Commercial real estate....             320         6.46%           35         4.86%          472         4.11%
  Consumer loans............              93         4.78%          252         7.68%          603        12.74%
  Other loans...............              --         0.53%            1         0.29%           24         0.25%
                                  ----------  ------------   ----------  ------------   ----------  ------------
    Total...................      $    1,886       100.00%   $    1,956       100.00%   $    2,157       100.00%
                                  ==========  ============   ==========  ============   ==========  ============



                                                      AT SEPTEMBER 30,
                                  ----------------------------------------------------
                                            1996                       1997
                                  -------------------------  -------------------------
                                    AMOUNT     PERCENTAGE      AMOUNT      PERCENTAGE
                                  ----------  -------------  -----------  ------------

At end of period allocated to:
  One- to four- family......      $      416         60.93%  $       525        70.85%
  Construction and land.....             768         14.47%        1,093        11.60%
  Multi-family..............              24          4.83%           22         1.25%
  Commercial real estate....           1,163          1.64%          565         3.42%
  Consumer loans............           9,463         17.90%        3,797        12.64%
  Other loans...............              21          0.23%           44         0.24%
                                  ----------  -------------  -----------  ------------
    Total...................      $   11,855        100.00%  $     6,046       100.00%
                                  ==========  =============  ===========  ============


         The following table sets for the Bank's charge-off ratios and allowance for loan loss ratios at or during the dates and periods indicated:



                                                                AT OR DURING THE FISCAL YEAR ENDED SEPTEMBER 30,
                                                            --------------------------------------------------------
                                                              1993         1994        1995      1996       1997
                                                            --------     --------     ------    ------     -------
Ratio of net charge-offs during the period to average
outstanding during the period ............................     0.14%         0.01%      0.01%     0.81%     0.85%

Ratio of allowance for loan losses to total loans
receivable, net, at the end of period ....................     0.44%         0.34%      0.26%     1.18%     0.53%

Ratio of allowance for loan losses to non-performing
laons at end of period ...................................    70.43%       101.29%    118.91%    92.40%    74.77%

Ratio of allowance for loan losses to total non-performing    46.21%        79.51%     78.90%    73.82%    58.39%
assets at end of period



MORTGAGE-BACKED AND RELATED SECURITIES

         The Bank invests in mortgage-related securities such as CMOs and REMICs. At September 30, 1997, the Bank had $173.4 million in CMOs/REMICs, or 9.6% of total assets. Of this amount, $20.8 million are CMOs/REMICs classified as held-to-maturity with an approximate fair value of $20.7 million, and $152.6 million are CMOs/REMICs classified as available-for-sale and reported at fair value. Of the $173.4 million of CMOs/REMICs, $53.5 million, or 30.9%, had floating rates with caps ranging from 9% to 11.6%. Most of these mortgage-related securities adjust on a monthly basis. The Bank's CMOs/REMICs may be subject to volatile price movements which typically result from changes in prepayments on the underlying mortgages. The Bank's CMOs/REMICs have coupon rates ranging from 5.0% to 7.5% and had a weighted average yield of 6.50% at September 30, 1997. The Bank's current policy is to purchase CMOs/REMICs rated AA or better by nationally recognized rating services. Market quotes are impacted by key assumptions made when estimating fair value, including prepayment speeds, spreads to treasury securities and interest rate caps. Changes in key market assumptions may result in material fluctuation in the fair value of the CMO/REMICs, and accordingly in the unrealized gain or loss on such securities. The majority of the CMOs/REMICs owned by the Bank are insured or guaranteed either directly or indirectly through mortgage-backed securities underlying the obligations by either the FNMA, FHLMC or Government National Mortgage Association ("GNMA"). Depending on the amount of the Bank's mortgage-backed and related securities available-for-sale, fluctuations in the interest rate environment and other factors, the Bank may experience material effects on its stockholders' equity from categorizing these securities as available-for-sale.

         CMOs and REMICs are typically issued by a special purpose entity, which may be organized in a variety of legal forms such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure all principal paydowns from the various mortgage pools are allocated to a mortgage-related securities' class or classes structured to have priority until the class is paid off. These securities are intended to alleviate the reinvestment problems that arise because mortgage-backed security pass-throughs pay off when interest rates fall. Management believes CMOs and REMICs represent attractive alternatives relative to other investments because of the wide variety of maturity and repayment options available through such investments. The Bank utilizes these investments as part of its interest rate risk management strategy.

         The Bank held mortgage-backed and related securities with a total carrying value in excess of 10% of the Bank's stockholders' equity at September 30, 1997 issued by the following entities:

                                     ISSUER                             BOOK VALUE    FAIR VALUE
              -------------------------------------------------------  --------------------------
                                                                          (DOLLARS IN THOUSANDS)
              1.  FNMA                                                 $   170,636    $   171,692
              2.  GNMA                                                 $   122,033    $   123,874
              3.  G.E. Capital Mortgage Corporation                    $    38,531    $    38,325
              4.  Prudential Home Mortgage Securities Company, Inc     $    33,298    $    33,296
              5.  Residential Funding Corporation                      $    18,051    $    18,051
              6.  FHLMC                                                $    16,019    $    16,382


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

         OTS guidelines regarding investment portfolio policy and accounting require insured institutions to categorize securities as held-to-maturity, available-for-sale or trading. The Bank's investment policy has policies and strategies for each type of security. The portion of the investment securities portfolio which is held-to-maturity is accounted for on an amortized cost basis. At September 30, 1997, the Bank had $33.3 million in securities held-to-maturity consisting of United States Government and agency obligations and FHLB-Atlanta stock. Securities which are categorized as available-for-sale are carried at fair value. At September 30, 1997, the Bank had $59.5 million in securities available-for-sale consisting primarily of United States Government and agency securities and municipal bonds.

      The following table sets forth certain information regarding the carrying and fair values of the Bank's investments at the dates indicated:



                                                                             AT SEPTEMBER 30,
                                                    -----------------------------------------------------------------
                                                           1995                   1996                   1997
                                                    ------------------   ---------------------   --------------------
                                                     CARRYING    FAIR    CARRYING       FAIR      CARRYING     FAIR
                                                       VALUE     VALUE     VALUE        VALUE      VALUE       VALUE
                                                    ---------- -------   ---------   ---------   ---------   --------
                                                                            (IN THOUSANDS)
INTEREST-EARNING DEPOSITS ......................    $13,878    $13,878    $141,975    $141,975    $78,806    $78,806
                                                    =======    =======    ========    ========    =======    =======
SECURITIES HELD-TO-MATURITY:
  U.S. Government and agency obligations .......     38,110     37,988       6,981       7,042     14,988     15,144
  Municipal bonds ..............................     10,388     11,288          --          --         --         --
  FHLB stock ...................................      8,558      8,558      10,053      10,053     18,296     18,296
                                                    -------    -------    --------    --------    -------    -------
    Total ......................................    $57,056    $57,834    $ 17,034    $ 17,095    $33,284    $33,440
                                                    =======    =======    ========    ========    =======    =======

SECURITIES AVAILABLE-FOR-SALE:
  U.S. Government and agency obligations .......    $ 2,000    $ 2,000    $ 27,105    $ 27,105    $49,891    $49,891
  Municipal bonds ..............................         --         --          --          --      9,527      9,527
  Securities purchased under agreement to resell     30,443     30,443          --          --         --         --
  Certificates of deposit and other securities .         --         --         446         446         50         50
                                                    -------    -------    --------    --------    -------    -------
    Total ......................................    $32,443    $32,443    $ 27,551    $ 27,551    $59,468    $59,468
                                                    =======    =======    ========    ========    =======    =======

         The table below sets forth certain information regarding the carrying value and weighted average yields of the Bank's investment securities at September 30, 1997.



                                                                                   AT SEPTEMBER 30, 1997
                                                 ------------------------------------------------------------------------------
                                                                          AFTER 1 THROUGH 5 YEARS       AFTER 5 THROUGH 10
                                                     1 YEAR OR LESS                                            YEARS
                                                 -----------------------  -------------------------   ------------------------
                                                             ANNUALIZED                 ANNUALIZED                 ANNUALIZED
                                                             WEIGHTED                   WEIGHTED                   WEIGHTED
                                                 CARRYING     AVERAGE      CARRYING      AVERAGE       CARRYING     AVERAGE
                                                  VALUE        YIELD        VALUE         YIELD         VALUE        YIELD
                                                 --------   ------------  ----------   ------------   ----------  -----------
                                                                        (DOLLARS IN THOUSANDS)

Securities held-to-maturity:
  U.S. Government and agency obligations .....      --         --          $14,988         6.42%             --         --
  Municipal bonds ............................      --         --               --           --              --         --
  FHLB stock .................................      --         --               --           --              --         --
                                                 -----                     -------                       ------
Total securities held-to-maturity ............      --         --          $14,988         6.42%             --         --
                                                 =====                     =======                       ======
Securities available-for-sale(1), (2):
  U.S. Government and agency obligations .....      --         --          $45,050         6.64%         $4,841       6.66%
  Municipal bonds(3) .........................      --         --               --           --              --         --
  Certificates of deposit and other securities      --         --               --           --              50       7.88%
                                                 -----                     -------                       ------
Total securities available-for-sale ..........      --         --          $45,050         6.64%         $4,891       6.66%
                                                 =====                     =======                       ======


                                                -------------------------------------------------------
                                                      AFTER 10 YEARS            TOTAL SECURITIES
                                                -------------------------------------------------------
                                                              ANNUALIZED
                                                               WEIGHTED
                                                 CARRYING       AVERAGE      CARRYING       APPROXIMATE
                                                  VALUE          YIELD         VALUE         FAIR VALUE
                                                ----------    ----------     --------       -----------
                                                              (DOLLARS IN THOUSANDS)

Securities held-to-maturity:
  U.S. Government and agency obligations .....         --         --          $14,988          $15,144
  Municipal bonds ............................         --         --               --               --
  FHLB stock .................................    $18,296       7.25%          18,296           18,296
                                                  -------                     -------          -------
Total securities held-to-maturity ............    $18,296       7.25%         $33,284          $33,440
                                                  =======                     =======          =======
Securities available-for-sale(1), (2):
  U.S. Government and agency obligations .....         --         --          $49,891          $49,891
  Municipal bonds(3) .........................      9,527       7.39%           9,527            9,527
  Certificates of deposit and other securities         --         --               50               50
                                                  -------                     -------          -------
Total securities available-for-sale ..........    $ 9,527       7.39%         $59,468          $59,468
                                                  =======                     =======          =======

---------------
   (1)   Carrying value is fair value of securities.

   (2) Annualized weighted average yield is calculated utilizing the book value of the securities prior to adjustments for unrealized gain or loss on available-for-sale and trading securities.

   (3) Annualized weighted average yield is presented on a fully tax equivalent basis

SOURCES OF FUNDS

         General. Deposits, loan repayments, borrowings, and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing, and for other general purposes.

         Deposits. The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits consist of regular savings, non-interest bearing checking, NOW checking, money market, and certificate of deposit accounts.

         The Bank's flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing and competition. The Bank's deposits are primarily obtained from the market areas surrounding its offices. New locations, pricing and product packaging are used to attract new deposits. The Bank retains existing deposits through maintaining long-standing customer relationships, emphasizing customer service, developing convenience services and product enhancements. The Bank does not currently use brokers to obtain deposits. During the past fiscal year, the Bank's deposit accounts increased by 13,335 accounts or 12.5%. On December 8, 1995, the Bank acquired 8,764 accounts from Palm Beach Savings as part of the acquisition of PBS by the Company.

         Management considers local competition, U.S. Treasury security offerings, and internal cash flows when setting the Bank's deposit rates. The Bank has maintained a high percentage of core deposits (consisting of regular savings, money market, non-interest bearing checking, and NOW checking), which has contributed to lowering cost-of-funds. Core deposits represented 26.2% of total deposits on September 30, 1995, 25.5% of total deposits on September 30, 1996 and 24.2% of total deposits on September 30, 1997. The decrease in core deposits as a percentage of total deposits is primarily caused by an increase in certificates of deposit. During fiscal years 1995, 1996 and 1997, the Bank became more competitive in its pricing of certificates of deposit.

         The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposit presented. Management does not believe that the use of year-end balances instead of average balances resulted in any material difference in the information presented.




                                                                      AT SEPTEMBER 30,
                                      -------------------------------------------------------------------------------------
                                                        1995                                      1996
                                      ----------------------------------------  -----------------------------------------
                                                    PERCENT        WEIGHTED                     PERCENT       WEIGHTED
                                                    OF TOTAL       AVERAGE                      OF TOTAL      AVERAGE
                                        AMOUNT      DEPOSITS     NOMINAL RATE      AMOUNT       DEPOSITS    NOMINAL RATE
                                      ----------   ----------   --------------  ------------   ----------  -------------
                                                                (Dollars in thousands)
Demand accounts:
  Non-interest bearing checking       $   31,912        3.63%       0.00%       $     39,649        3.49%      0.00%
  NOW checking..................          57,464        6.54%       1.41%             59,716        5.25%      1.41%
  Passbook and statement savings          89,967       10.24%       2.56%            150,433       13.24%      3.62%
  Money market..................          50,853        5.79%       2.41%             39,667        3.49%      2.41%
                                      ----------   ----------                   ------------   ----------
Total...........................         230,196       26.20%       1.87%            289,465       25.47%      2.47%
                                      ----------   ----------                   ------------   ----------
Certificate accounts by original
  maturity:
  7-31 days.....................             437        0.05%       4.24%                672        0.06%      2.83%
  91 days.......................           8,265        0.94%       4.85%              6,925        0.61%      4.91%
  6 months......................          44,314        5.04%       5.08%             39,459        3.47%      4.76%
  9 months......................          95,435       10.86%       5.86%            144,293       12.69%      5.45%
  9-18 months...................           1,727        0.20%       5.18%                451        0.04%      5.33%
  1 year........................         126,694       14.42%       5.64%            171,201       15.06%      5.42%
  11/2 years....................          79,983        9.10%       5.73%            124,665       10.97%      5.92%
  2 years.......................          58,335        6.64%       5.42%             93,988        8.27%      6.04%
  21/2 years ...................          10,708        1.22%       6.10%             30,060        2.64%      5.98%
  3 years.......................          23,984        2.73%       5.52%             26,921        2.37%      5.78%
  4 years.......................           7,007        0.80%       5.84%              7,596        0.67%      5.78%
  5 years.......................          92,722       10.55%       6.68%            101,065        8.89%      6.40%
  Negotiated rate certificates(1)         98,863       11.25%       5.86%             99,961        8.79%      5.43%
                                      ----------   ----------                   ------------   ----------
Total...........................         648,474       73.80%       5.80%            847,257       74.53%      5.61%
                                      ----------   ----------                   ------------   ----------
Total deposits..................      $  878,670      100.00%       4.77%       $  1,136,722      100.00%      4.87%
                                      ==========   ==========                   ============   ==========




                                                    AT SEPTEMBER 30,
                                         -----------------------------------------
                                                           1997
                                         -----------------------------------------
                                                        PERCENT        WEIGHTED
                                                        OF TOTAL       AVERAGE
                                            AMOUNT      DEPOSITS     NOMINAL RATE
                                         ------------  ----------   --------------

Demand accounts:
  Non-interest bearing checking          $     49,513       4.03%         0.00%
  NOW checking..................               61,185       4.98%         0.75%
  Passbook and statement savings              157,094      12.77%         3.65%
  Money market..................               29,446       2.40%         2.18%
                                         ------------  ----------
Total...........................              297,238      24.18%         2.22%
                                         ------------  ----------
Certificate accounts by original
  maturity:
  7-31 days.....................                1,351       0.11%         3.79%
  91 days.......................                2,112       0.17%         4.08%
  6 months......................               31,806       2.59%         4.82%
  9 months......................               78,992       6.43%         5.56%
  9-18 months...................                   --         --            --
  1 year........................              210,305      17.11%         5.57%
  1 1/2 years...................              362,818      29.51%         6.03%
  2 years.......................               96,809       7.88%         5.91%
  2 1/2 years ..................               34,841       2.83%         6.00%
  3 years.......................               25,974       2.11%         6.11%
  4 years.......................               12,336       1.00%         6.05%
  5 years.......................               74,697       6.08%         6.27%
  Negotiated rate certificates(1)                  --         --            --
                                         ------------  ----------
Total...........................              932,041      75.82%         5.85%
                                         ------------  ----------
Total deposits..................         $  1,229,279     100.00%         4.99%
                                         ============  ==========




---------------
    (1) Deposit account balances at September 30, 1995 and 1996 include certificates of deposit of $50,000 and up which have negotiated rates. During fiscal year ended September 30, 1997 the Bank changed their policy to one where rates may be negotiated on any certificate of deposit within certain limits.

         The following table presents the deposit activity of the Bank for the periods indicated:

                                                        FISCAL YEAR ENDED SEPTEMBER 30,
                                                 -------------------------------------------
                                                      1995           1996           1997
                                                 -------------   ------------    -----------
                                                                (IN THOUSANDS)

          Deposits ............................. $   1,597,936      2,095,914(1) $ 2,149,461
          Withdrawals...........................     1,474,866      1,886,048      2,113,748
                                                 -------------   ------------    -----------

          Deposits greater than withdrawals.....       123,070        209,866         35,713
          Interest credited on deposits.........        37,318         48,186         56,844
                                                 -------------   ------------    -----------

          Total increase in deposits............ $     160,388   $    258,052    $    92,557
                                                 =============   ============    ===========


         At September 30, 1997, the Bank had outstanding $119.5 million in certificate of deposit accounts of $100,000 or more maturing as follows:

                                                             BALANCE AT SEPTEMBER 30, 1997
                                                ----------------------------------------------------
                                                                  ORIGINATION AMOUNT
                                                ----------------------------------------------------
                                                                   $100,000 AND OVER
                                                 ---------------------------------------------------
                                                                    (IN THOUSANDS)
          MATURING PERIOD:
          One month through three months..                           $ 24,526
          Three through six months........                             31,222
          Six through 12 months...........                             22,795
          Over 12 months..................                             40,965
                                                 ---------------------------------------------------
          Total...........................                           $119,508
                                                 ===================================================

         The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at September 30, 1995, 1996 and 1997 and the period to maturity of these accounts from September 30, 1997:

                                      AT SEPTEMBER 30,                     PERIOD TO MATURITY FROM SEPTEMBER 30, 1997
                           -----------------------------------   ------------------------------------------------------------
                                                                  WITHIN       ONE TO      TWO TO
                                                                 ONE YEAR      TWO         THREE
                              1995        1996          1997                   YEARS       YEARS      THEREAFTER       TOTAL
                           ----------   ---------   ----------   ---------   ---------    -------    -----------   ---------
                                                             (IN THOUSANDS)
Certificate accounts:
  Less than 3.00%......... $     326    $     833   $      252   $     252           --        --          --      $     252
  3.00% to 3.99% .........     5,184          303          466         466           --        --          --            466
  4.00% to 4.99% .........    98,532       86,471       51,009      48,565   $    2,444        --          --         51,009
  5.00% to 5.99% .........   266,157      595,436      722,063     573,199      107,035  $ 15,497      26,332        722,063
  6.00% to 6.99% .........   224,788      131,927      139,753      84,244       29,423    13,020      13,066        139,753
  7.00% to 7.99% .........    49,477       32,151       18,356         153           75    18,093          35         18,356
  8.00% or greater........     4,010          136          142           -            -        --         142            142
                           ---------   ----------   ----------   ---------  -----------  --------    --------      ---------
Total..................... $ 648,474   $  847,257   $  932,041   $ 706,879  $   138,977  $ 46,610    $ 39,575      $ 932,041
                           =========   ==========   ==========   =========  ===========  ========    ========      =========


--------------
   (1) Deposits include $103.8 million of deposits acquired in the acquisition of PBS.

BORROWINGS


         On June 30, 1997, the Company issued $35.0 million of 10.35% Senior Debentures, maturing on June 30, 2002. The interest on the Senior Debentures is payable semi-annually in arrears on June 30 and December 31 of each year. The Senior Debentures may not be redeemed prior to maturity. The net proceeds of the debenture issuance are being used for general corporate purposes, including contributing $25.0 million of the net proceeds to the Bank.

         From time to time, the Bank obtains advances from the FHLB-Atlanta which generally are secured by a blanket lien against the Bank's mortgage portfolio. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Atlanta will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and of the FHLB-Atlanta. As of September 30, 1997, the Bank had a total credit availability with the FHLB-Atlanta of $500.0 million. With $365.9 million currently advanced, remaining credit availability equals $134.1 million.

         The Bank executes sales of its securities under agreements to repurchase ("Reverse Repurchase Agreements"). During the fiscal year ended September 30, 1997, all of the Bank's transactions were fixed-coupon Reverse Repurchase Agreements. The dollar amount of securities underlying the agreements, which have a carrying value of $30.7 million, remained in the Bank's asset accounts. The securities underlying the agreements were book entry securities. During the period of such agreements, the securities are delivered by appropriate entry into the counter parties' balances. Securities sold under Reverse Repurchase Agreements averaged $40.3 million, $11.9 million and $15.6 million during the fiscal years ended September 30, 1995, 1996 and 1997, respectively. The maximum amounts outstanding at any month end under such agreements were $76.9 million, $28.4 million and $28.9 million during 1995, 1996 and 1997, respectively. The weighted average interest rate on the Reverse Repurchase Agreements at September 30, 1997 was 5.71%.

         The following table sets forth certain information relating to the Bank's borrowings at September 30, 1995, 1996 and 1997.


                                                                        AT OR FOR THE FISCAL YEAR ENDED SEPTEMBER 30,
                                                                        ---------------------------------------------
                                                                            1995          1996            1997
                                                                            ----          ----            ----
                                                                                    (DOLLARS IN THOUSANDS)
FHLB advances:
  Average balance outstanding .................................          $ 141,837     $ 200,158      $ 226,271
  Maximum amount outstanding at any month end during the period            171,125       226,100        365,925
  Balance outstanding at end of period ........................            171,125       201,025        365,925
  Weighted average interest rate during the period ............               6.13%         5.98%          5.94%
  Weighted average interest rate at end of period .............               6.28%         5.88%          5.98%
Reverse repurchase agreements:
  Average balance outstanding .................................          $  40,321     $  11,935      $  15,574
  Maximum amount outstanding at any month end during the period             76,947        28,408         28,946
  Balance outstanding at end of period ........................             18,427        10,000         28,946
  Weighted average interest rate during the period ............               5.84%         5.97%          5.80%
  Weighted average interest rate at end of the period .........               6.19%         5.92%          5.71%
Total borrowings:
  Average balance outstanding .................................          $ 182,158     $ 212,093      $ 241,829
  Maximum amount outstanding at any month end during the period            248,072       254,508        394,871
  Balance outstanding at end of period ........................            189,552       211,025        394,871
  Weighted average interest rate during the period ............               6.07%         5.98%          5.93%
  Weighted average interest rate at end of period .............               6.27%         5.88%          5.96%


SUBSIDIARY ACTIVITIES

         During fiscal 1997, the Bank had three wholly-owned subsidiaries: FBMC, The Big First, Inc. and First Corporate Center, Inc.

         FBMC is a wholly-owned subsidiary of the Bank which solicits and processes mortgage loans which it then sells only to the Bank. At September 30, 1997, the Bank's investment in FBMC was $455,000 and its assets were $987,000. FBMC's earnings were $92,000 for the fiscal year ended September 30, 1997.

         The Big First, Inc. was formed in March 1981. The primary purpose of this service corporation was the development of residential real estate. This service corporation is currently inactive.

         First Corporate Center, Inc. is a wholly-owned subsidiary of the Bank established during fiscal year 1995 to engage in maintenance and management of improved real estate. It currently is inactive.

PERSONNEL

         As of September 30, 1997, the Bank had 409 full-time employees and 36 part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good.

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

         The OTS has primary enforcement responsibility over federally chartered savings institutions and has substantial discretion to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings institution and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein.

         The descriptions of statutory provisions and regulations applicable to savings associations and savings and loan holding companies set forth in this document do not purport to be complete descriptions of such statutes and regulations and their effects on the Company and the Bank.

FEDERAL SAVINGS INSTITUTION REGULATION

         Business Activities. The activities of savings institutions are governed by the Home Owner's Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Corporation Act ("FDI Act"). The HOLA and the FDI Act were amended by the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA was enacted for the purpose of resolving problem savings institutions, establishing SAIF as a new thrift insurance fund, reorganizing the regulatory structure applicable to savings institutions and imposing bank-like standards on savings institutions. FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandates the establishment of a risk-based deposit insurance assessment system and requires imposition of numerous additional safety and soundness operational standards and restrictions. Both FIRREA and FDICIA contain provisions affecting numerous aspects of the operations and regulation of federally-insured savings associations and empower the OTS and the FDIC, among other agencies, to promulgate regulations implementing its provisions.

         The federal banking statutes as amended by FIRREA and FDICIA (1) restrict the use of brokered deposits by troubled savings institutions that are not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real estate property, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings institutions or savings and loan holding companies without prior approval of the OTS, (5) permit bank holding companies to acquire healthy savings institutions and (6) require the federal banking agencies to establish by regulation uniform standards for real estate lending. However, the Bank does have the authority under the HOLA to make certain loans or investments not exceeding the greater of the Bank's capital or 5% of its total assets on each of (i) non-conforming loans (loans in excess of the specific limitations of the HOLA) and (ii) construction loans without security for the purpose of financing what is or is expected to be residential property. To assure repayment of such loans, the Bank relies substantially on the borrower's general credit standing, personal guarantees and projected future income on the properties.

         Capital Requirements. Both OTS and FDIC have promulgated regulations setting forth capital requirements applicable to savings institutions. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital ratio (defined as the ratio of tangible capital to adjusted total assets), a 3% leverage (core capital) ratio (defined as the ratio of core capital to adjusted total assets) and an 8% risk-based capital standard as defined below. Core capital is defined as common stockholders' equity (including retained earnings but excluding net unrealized gains and losses from available-for-sale debt securities), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory intangible assets, certain mortgage servicing rights and certain other assets as defined by OTS capital regulations. Tangible capital is defined in the same manner as core capital, except that all intangible assets (excluding certain mortgage servicing rights) must be deducted. Adjusted total assets is defined as GAAP total assets, minus intangible assets (except those included in core capital). The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The Bank currently has no subsidiaries engaged in such activities.

         The OTS risk-based capital standard for savings institutions requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital less certain adjustments) to risk-weighted assets of 8%. In determining risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed above with respect to the 3% leverage ratio. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital counted toward total capital cannot exceed 100% of core capital. In addition, certain assets are required to be deducted from risk-based capital such as certain equity investments and construction loans with loan-to-value ratios exceeding 80%.

         FDICIA required that the OTS (and other federal banking agencies) revise risk-based capital standards with appropriate transition rules to ensure that they take account of interest rate risk ("IRR"), concentration of risk and the risks of non-traditional activities. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an interest rate risk component to be incorporated into the OTS risk-based capital regulations. The OTS has indefinitely deferred its requirement of the interest rate risk component in the calculation of an institution's risk-based capital calculation. The OTS continues to monitor the IRR of individual institutions and retains the right to impose minimum capital on individual institutions. Based on the Bank's IRR profile and the level of interest rates at September 30, 1997, as well as the Bank's level of risk-based capital at September 30, 1997, management believes that the Bank does not have a greater than normal level of IRR as measured under the OTS rule and would not be required to increase its capital as a result of the rule.

         At September 30, 1997, the Bank met each of its capital requirements, in each case on a fully phased-in basis. The following table sets forth the regulatory capital calculations of the Bank at September 30, 1997, calculated in accordance with applicable requirements of the OTS:

                                                                                                           To Be Considered Well
                                                                                                              Capitalized Under
                                                                                     For Capital Adequacy     Prompt Corrective
                                                                    Actual                 Purposes           Action Provisions
                                                            ----------------------   ---------------------  --------------------
                                                              Amount      Ratio        Amount       Ratio      Amount   Ratio
                                                            ----------- ----------   -----------  --------    -------   ------
                                                                               (Dollars in thousands)
    As of September 30, 1997:
    Total Capital (to Risk-weighted Assets)                 $  133,761     14.76%      72,481       8.00%     $ 90,602   10.00%
    Core (Tier 1) Capital (to Adjusted Tangible Assets)        128,065      7.07%      72,423       4.00%       90,529    5.00%
    Tangible Capital (to Tangible Assets)                      128,065      7.07%      27,159       1.50%          N/A     N/A
    Core (Tier 1) Capital (to Risk-weighted Assets)            128,065     14.31%         N/A        N/A        54,361    6.00%

         In accordance with the Interstate Act (as hereinafter defined), the bank regulators have released a joint notice of proposed rule-making to revise the risk-based capital standards to address the regulatory capital treatment of recourse obligations and direct credit substitutes that expose banking organizations to credit risks. It is the Bank's understanding that these agencies intend that any final rules adopted in connection with this proposal that result in increased risk-based capital requirements apply only to transactions consummated after the effective date of the final rules.

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

         Under the OTS prompt corrective action rules, a "well capitalized" institution generally must have a Total Capital (to Risk-weighted Assets) ratio of 10% or more, a Core (Tier 1) Capital (to Adjusted Tangible Assets) of 5% or more, and a Core (Tier 1) Capital (to Risk-weighted Assets) of 6% or more, and may not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS. The Bank is a "well capitalized" institution under the definitions. An institution will be categorized as "adequately capitalized" if it has a Total Capital (to Risk-weighted Assets) ratio of 8% or more, a Core (Tier 1) Capital (to Adjusted Tangible Assets) ratio of 4% or more, and Core (Tier 1) Capital (to Risk-weighted Assets) of 4% or more.

         A savings institution that has a Total Capital (to Risk-weighted Assets) ratio of less than 8%, a Core (Tier 1) Capital (to Adjusted Tangible Assets) ratio of less than 4% and Core (Tier 1) Capital (to Risk-weighted Assets) of less than 4% is considered "undercapitalized." A savings institution that has a Total Capital (to Risk-weighted Assets) ratio less than 6%, a Core (Tier 1) Capital (to Risk-weighted Assets) ratio of less than 3% or a Core (Tier
1) Capital (to Adjusted Tangible Assets) ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a Tangible Capital (to Tangible Assets) ratio equal to or less than 2% is deemed to be "critically undercapitalized." Under the FDICIA as implemented by OTS regulations, an insured depository institution cannot make a capital distribution (broadly defined to include, among other things, dividends, redemptions and other purchases of stock), or pay management fees to any person having control of that institution if, after doing so, it would be "undercapitalized."

         Generally, a capital restoration plan must be filed with the OTS within 45 days after the date an institution receives notice that it is "undercapitalized", "significantly undercapitalized" or "critically undercapitalized." In addition, various mandatory supervisory actions become immediately applicable to the institution, including restrictions on growth of assets and other forms of expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. As of September 30, 1997, the Bank was considered "well capitalized" by the OTS.

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

         Under the FDI Act, the FDIC was required to increase the reserves of both the BIF and the SAIF to 1.25% of total insured deposits over a reasonable period of time and thereafter to maintain these reserves at not less than this level. Under the Deposit Insurance Funds Act of 1996 ("DIFA"), effective October 1, 1996, all depository institutions insured by the SAIF were required to pay a one-time special assessment (the "Special Assessment") of 65.7 basis points (subject to certain adjustments) on SAIF-insured deposits that were held at March 31, 1995 to recapitalize the SAIF. The Special Assessment is intended to bring the SAIF's reserve ratios to a level comparable to the BIF at 1.25% of total insured deposits. The Bank's pre-tax share of the Special Assessment was $6.6 million.

         The FDICIA required the FDIC to establish a risk-based assessment system for calculating each insured institution's deposit insurance premiums to take into account that institution's regulatory capital level and the risks attributable to different categories and concentrations of assets and liabilities. Under the system, for each semi-annual assessment period, an insured institution's assessment rate will be based on whether the institution is "well capitalized," "adequately capitalized" or "undercapitalized" based on criteria consistent with those established pursuant to the prompt corrective action regulations of the FDICIA. See "Prompt Corrective Regulatory Action" above. Additionally, each of these groups is divided into three "supervisory subgroups" which reflect the degree of "supervisory risk" that the institution poses to the insurance fund. Each institution is assigned to a subgroup based on the FDIC's consideration of supervisory evaluations provided by the institution's primary federal regulator, as well as other information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the insurance fund. The FDIC adopted revisions to the risk-based assessment system effective April 1, 1995 which implement a quarterly collection of assessments by means of an FDIC-originated direct debit from an account designated by the insured institution. The rules also shift to the FDIC responsibility for computing each institution's assessment and establish a procedure for resolving disagreements between the FDIC and an institution regarding assessment computations.

         For the semi-annual assessment period beginning July 1, 1996, SAIF insurance premiums ranged from annualized rates of 0.23% to 0.31% of insured deposits, with well capitalized institutions in the highest supervisory subgroup paying 0.23% of insured deposits and undercapitalized institutions in the lowest supervisory group paying 0.31% of insured deposits. The Bank's assessment rate for the fiscal year ended September 30, 1996 was 0.23% of insured deposits, which rate was reduced effective January 1, 1997 to 0% and will be increased effective January 1, 1998 to 0.03%. During the fiscal year ended September 30, 1996, the Bank paid insurance premiums totaling $8.8 million, which included a one-time special assessment of $6.6 million discussed above. Insurance premium expense during the fiscal year ended September 30, 1997 was $1.0 million.

         The FDIC in early December 1996 adopted a rule that reduced regular semi-annual SAIF assessments from the range of 0.23% - 0.31% of deposits to a range of 0% - 0.27% of deposits. The new rates were effective for SAIF-assessable institutions on January 1, 1997. From October 1, 1996 through December 31, 1996, SAIF-assessable institutions were assessed at rates ranging from 0.18% to 0.27% of deposits, which represents the amount the FDIC calculated as necessary to cover the interest due for that period on outstanding Financing Corporation ("FICO") Bonds discussed below. Because SAIF-assessable institutions had already been assessed at current rates (i.e., 0.23% - 0.31% of deposits) for the semi-annual period ending December 31, 1996, the FDIC refunded the amount collected from such institutions for the period from October 1, 1996 through December 31, 1996 which exceeded the amount due for that period under the reduced assessment schedule. DIFA also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25% of insured deposits, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank has not been so classified by the FDIC or the OTS.

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

         DIFA also reduced the burden on SAIF-insured institutions in paying bonds (the "FICO Bonds") issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Prior to the enactment of DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on the FICO Bonds. Beginning with the semi-annual periods after December 31, 1996, interest due on FICO Bonds will be covered by assessments against both SAIF and BIF insured institutions. After December 31, 1999 or the date that the last savings association ceases to exist, FICO assessments will be shared on a pro rata basis. The annual rate of assessment for the payments on the FICO bonds for the semi-annual period beginning on January 1, 1997 was 0.0649% for SAIF-assessable deposits, and for the semi-annual period beginning on July 1, 1997 was 0.0630%.

         Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution (1) has engaged in unsafe or unsound practices, (2) is in an unsafe or unsound condition to continue operations, or
(3) has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance. At September 30, 1997, the Bank's regulatory capital exceeded all of the fully phased-in capital requirements.

         DIFA also provides for the merger of the SAIF and the BIF into the "Deposit Insurance Fund" on January 1, 1999 provided there are no state or federally chartered FDIC-insured savings associations existing on that date. Immediately prior to the merger of the SAIF and the BIF, a Special Reserve of the Deposit Insurance Fund (the "DIF Special Reserve") will be created that will consist of the excess amount in the SAIF reserve ratio over the designated reserve ratio as of that date, if any. The DIF Special Reserve would be available for emergency purposes if the reserve ratio of the Deposit Insurance Fund is less than 50% of the designated reserve ratio and the FDIC expects the reserve ratio to remain at less than 50% of the designated reserve ratio for each of the next four calendar quarters.

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

         DIFA directs the Secretary of the Treasury to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and to report the Secretary's conclusions and findings to the Congress. The Secretary of the Treasury has recommended that the separate charter for thrifts be eliminated only if other legislation is adopted that permits bank holding companies to engage in certain non-financial activities. Absent legislation permitting such non-financial activity, the Secretary of the Treasury recommended retention of the thrift charter. The Secretary of the Treasury also recommended the merger of the BIF and the SAIF irrespective of whether the thrift charter is eliminated. Other proposed legislation has been introduced in Congress that would require thrift institutions to convert to bank charters. These bills include provisions that would (i) apply the restrictions on activities applicable to multiple savings and loan holding companies and bank holding companies to unitary savings and loan building companies and (ii) eliminate the savings association charter and require savings associations to become banks and simultaneously abolish the OTS and its supervisory role over savings and loan holding companies. Although no assurances can be given as to whether legislation will be enacted to eliminate the thrift charter or if enacted, what powers would be available to the Bank under any new or revised depository institution charter, management of the Bank believes that such legislation will not significantly impact its core business activities. Management intends to continue to closely monitor such developments.

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

         At September 30, 1997, the Bank's largest aggregate amount of loans to one borrower consisted of $12.0 million in lines of credit, with $8.4 million then drawn. At September 30, 1997, the maximum amount that the Bank was permitted by the regulations to lend to one borrower (or related group of borrowers) outstanding at any time was approximately $19.6 million.

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

         QTL Test. The Bank, like all savings associations, is required by HOLA to meet a qualified thrift lender ("QTL") test in order to, among other things, be eligible for future advances from the FHLB. Under the QTL test, as modified by FDICIA, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and mortgage-related securities) on a monthly basis in 9 out of every 12 months.

         A savings association that fails the QTL test must either convert to a bank charter or be subject to prohibitions against (i) making any new investment or engaging in any new activity not permissible for both a national bank and a savings association, (ii) paying dividends not permissible under national bank regulations, (iii) obtaining new advances from any FHLB, and (iv) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, beginning three years after an association fails the QTL test, the association would be prohibited from retaining any investment or engaging in any activity not permissible for both a national bank and a savings association and would have to repay all outstanding advances from an FHLB as promptly as could be prudently done consistent with the safe and sound operation of the savings association. If an association that fails the QTL test is controlled by a holding company, then, within one year after the failure, the holding company must register as a bank holding company and will be subject to all restrictions on bank holding companies. On September 30, 1996, as part of the omnibus appropriations bill, Congress enacted the Economic Growth and Paperwork Reduction Act of 1996 ("Regulatory Paperwork Reduction Act"), modifying and expanding the investment authority of federal savings institutions under the QTL test. Prior to the enactment of the Regulatory Paperwork Reduction Act, commercial, corporate, business, or agricultural loans were limited in the aggregate to 10% of a thrift's assets and education loans were limited to 5% of a thrift's assets. Further, in order to qualify for favorable tax treatment, federal savings institutions also had to meet a different asset test under the Internal Revenue Code (the "domestic building and loan association test"). The amendments permit federal thrifts to invest in, sell, or otherwise deal in education and credit card loans without limitation and raise from 10 to 20 percent of total assets the aggregate amount of commercial, corporate, business, or agricultural loans or investments that may be made by a thrift, subject to a requirement that amounts in excess of 10% of total assets be used only for small business loans. In addition, the legislation defines "qualified thrift investment" to include, without limitation, education, small business, and credit card loans; and removes the 10% limit on personal, family, or household loans for purposes of the QTL test. The legislation also provides that a thrift meets the QTL test if it qualifies as a domestic building and loan association under the Internal Revenue Code. As of September 30, 1997, the Bank maintained 82.1% of its portfolio assets in qualified thrift investments and therefore met the QTL test.

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

         At September 30, 1997, the Bank was a Tier 1 Bank. If the Bank's capital falls below its fully phased-in capital requirements or the OTS gives notice that the Bank is in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distributions if, after the distribution, the Bank would have (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (see "Prompt Corrective Regulatory Action" above.) At the time of the conversion to stock form, the Bank was required to establish a liquidation account in an amount equal to its capital as of June 30, 1993. As part of the acquisition of Palm Beach Savings, the Bank established a similar liquidation account equal to the remaining liquidation account balance previously maintained by Palm Beach Savings, as a result of its conversion from mutual to stock form of ownership. The liquidation account will be reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below the amount required for the liquidation account.

         Liquidity. OTS regulations currently require a savings institution to maintain an average daily balance of liquid assets (generally cash; certain time deposits; bankers' acceptances; specified United States Government, state or federal agency obligations; shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a specified percentage (determined as of the end of the preceding calendar quarter or as an average daily balance during the preceding quarter) of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. In addition to this minimum requirement, each savings institution must maintain sufficient liquidity to ensure its safe and sound operation. Monetary penalties may be imposed by the OTS for failure to meet these liquidity requirements. The Bank's average daily liquidity ratio at September 30, 1997 was 7.0%, which exceeded the then applicable requirements. The Bank has never failed to meet its liquidity requirements.

         Assessments. Savings institutions are required by OTS regulation to pay assessments to the OTS to fund its operations. The general assessment, currently paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly thrift financial report. The assessments paid by the Bank in fiscal 1997 totaled $272,908.

         Community Reinvestment. Under the CRA, as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require all institutions to make public disclosure of their CRA performance using the ratings of "outstanding", "satisfactory", "needs to improve", or "substantial noncompliance". The Bank received a "satisfactory" rating in its last CRA examination by the OTS in January 1997.

         On May 4, 1995, the bank regulatory agencies, including the OTS, adopted new, uniform CRA regulations that provide guidance to financial institutions on their CRA obligations and the methods by which those obligations would be assessed and enforced. The regulations establish three tests applicable to the Bank: (i) a lending test to evaluate direct lending in low-income areas and indirect lending to groups that specialize in community lending; (ii) a service test to evaluate an institution's delivery of services to such areas; and (iii) an investment test to evaluate an institution's investment in programs beneficial to such areas. The new CRA regulations became effective on July 1, 1995, but reporting requirements were not effective until January 1, 1997. Evaluation under the regulations became mandatory on July 1, 1997. The Bank believes its current operations and policies substantially comply with the regulations, and therefore, no material changes to operations or policies are expected.

         On May 7, 1997 the Federal Housing Finance Board ("FHFB") approved community support regulations which establish uniform performance standards for all members of the Federal Home Loan Bank System.

         The FHFB's new regulations implement a statutory requirement that members of the FHLB System promote housing finance and support the communities in which they do business. Generally, member institutions must meet the minimum community support requirements to maintain access to (i) long-term system advances for housing finance and (ii) certain funding for targeted community development projects.

         A member institution which is subject to CRA, such as the Bank, can meet the new CRA standard by receiving an "outstanding" or "satisfactory" rating from its regulator. A member with a "needs to improve" CRA rating will be placed on probation until its next CRA exam with no restrictions on access to long-term advances and other funding. However, an institution that fails to improve its CRA rating, or receives a "substantial non-compliance" rating, will be denied access to FHLB System funds. With respect to the first-time home buyer performance standard, the FHFB will waive that requirement for a member institution which receives an "outstanding" CRA rating. All other members may meet the standard by submitting satisfactory evidence of lending to, or participation in programs for, first-time home buyers. An institution with an unsatisfactory record of assistance to first-time home buyers will be put on probation for one year, with no restrictions on its access to FHLB funds. An institution that fails to improve its performance or provides no evidence of service to first-time home buyers will be restricted from long-term advances and other funds. The Bank believes that its current operations and policies substantially comply with these requirements, and therefore expect that the regulations will not have a material effect on its business.

         Brokered Deposits. FDIC regulations implementing the FDICIA limitations on brokered deposits provide that well-capitalized institutions are not subject to limitations on brokered deposits. An adequately capitalized institution may not accept, renew or rollover brokered deposits unless (i) it has been granted a waiver from the FDIC of the regulation's restrictions and (ii) it does not pay an effective yield on any brokered deposit which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted from its normal market area or (b) 120 basis points of the current yield on similar maturity U.S. Treasury obligations and 130 basis points for any deposit at least half of which is uninsured for deposits accepted outside the institution's normal market area. An undercapitalized institution may not accept, renew, or rollover brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. The FDIC regulation uses the same definitions as those used in the prompt corrective action regulations (i.e. "well capitalized, "adequately capitalized," etc.) See "Prompt Corrective Regulatory Action" above. As of September 30, 1997, the Bank qualified as a "well capitalized" institution and therefore was not subject to FDICIA limits on brokered deposits.

         Financial Management Requirements. The FDIC has promulgated regulations implementing the FDICIA financial reporting requirements. These regulations impose stringent reporting requirements and require the establishment and maintenance of internal control structures and procedures. The regulations govern all insured depository institutions with assets of more than $500 million, their management and their independent auditors and establish new rules for the composition, duties and authority of such institutions' audit committees. Among other things, applicable depository institutions are required to prepare and make available to the public annual reports on their financial condition and management, including statements of management's responsibility for the financial statements, internal controls and compliance with certain federal banking laws and regulations relating to safety and soundness, and an assessment of the effectiveness of such controls, and the institution's compliance with such internal controls, laws and regulations. The institution's independent public accountants are required to attest to, and report separately on, management assessments. The regulations also require that the annual report contain financial statements audited by an independent public accountant. Each such institution also is required to have an audit committee composed of independent directors. Audit committees of institutions with more than $3 billion in assets must include members with banking or related financial management expertise, have access to outside counsel and not include any large customer of the institution. The regulations also require prompt notice to the FDIC and the OTS if the institution's auditor resigns or is dismissed.

         Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls, is controlled by or is under common control with a savings institution, including the Company and its non-savings institution subsidiaries) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset transactions, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies. Notwithstanding Sections 23A and 23B, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC Act"). Furthermore, no savings institution may purchase the securities issued by any affiliate other than a subsidiary.

         The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA, Regulation O promulgated thereunder (with certain minor variances), and the OTS's Conflicts Rule at 12 CFR 563.43. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals or, in the case of officers and directors, on the same basis made to the institution's employees generally on a non-discriminatory basis, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval procedures to be followed.

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

         Standards for Safety and Soundness. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 ("CDRI Act"), each federal banking agency was required to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The OTS, together with the other federal bank regulatory agencies, has adopted guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and employee compensation. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, regulations were adopted pursuant to FDICIA to require a savings institution that is given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OTS. If, after being so notified, a savings institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If a savings institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

         Interstate Banking and Branching. In September 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") which became effective September 29, 1995. The Interstate Act eliminates many existing restrictions on interstate banking by authorizing interstate acquisitions of banks by bank holding companies without geographic limitations and without regard to whether such acquisitions are permissible under state law. The OTS regulations authorize federally chartered savings institutions to branch nationwide to the extent allowed by federal statute. This permits federal savings and loan institutions with interstate networks to diversify more easily their loan portfolios and lines of business geographically. The OTS' authority preempts state law purporting to regulate branching by federal savings institutions. As of June 1997, national banks and state chartered banks and savings banks will have increased authority under the Interstate Act to establish interstate branches. See "Holding Company Regulation." Management believes the Bank meets all the standards adopted in the Interstate Act.

         Florida law has permitted interstate reciprocal acquisitions of and by Florida savings institutions since 1986. The Interstate Act and Florida law have expanded the number of out-of-state bank holding companies acquiring Florida financial institutions, which has increased consolidation and competition in the Bank's market and is expected to continue to do so.

         Recapture of Bad Debt Reserves. The Bank is permitted under the Internal Revenue Code of 1986, as amended (the "Code"), to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. During the year ended September 30, 1996, the Bank used the experience method, as defined by the Code. The Small Business Job Protection Act of 1996 (the "1996 Act") repealed the experience method. Under the 1996 Act, the Bank will be permitted to deduct bad debts only as they occur, and will be required to recapture (that is, take into income) over a six-year period, beginning with the taxable year ending September 30, 1997, the excess of the balance of such reserves as of September 30, 1996. However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years beginning October 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding October 1, 1996. Since the Bank has already provided a deferred income tax liability for financial reporting purposes, there will be no adverse impact to the Bank's financial condition or results of operations from the enactment of this legislation.

FEDERAL HOME LOAN BANK SYSTEM

         The Bank is a member of the FHLB System, which consists of 12 regional FHLBs which are governed and regulated by the Federal Housing Finance Board. The FHLB provides a central credit facility primarily for member institutions. The FHLB-Atlanta makes advances to members in accordance with policies and procedures periodically established by the Federal Housing Finance Board and the Board of Directors of FHLB-Atlanta. Long-term FHLB advances may be obtained only for providing funds for residential housing finance. All advances must be fully secured by specified types of collateral. Interest rates charged for advances vary depending on maturity, the cost of funds to the FHLB-Atlanta and the purpose of the borrowing. FIRREA restricts the amount of FHLB advances to a member institution, and in some circumstances, limits advances to institutions that do not meet the QTL test. See "Federal

Savings Institution Regulation - QTL Test." At September 30, 1997, advances from the FHLB-Atlanta to the Bank totaled $365.9 million. The weighted average interest rate on those advances as of September 30, 1997 was 5.98%.

         The Bank, as a member of the FHLB-Atlanta, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid home mortgage loans, home-purchase contracts and similar obligations. The Bank was in compliance with this requirement with an investment in FHLB-Atlanta stock at September 30, 1997 of $18.3 million.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended September 30, 1995, 1996 and 1997, dividends from the FHLB-Atlanta to the Bank amounted to $549,000, $741,000 and $849,000, respectively. If dividends were reduced or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of FDICIA and FIRREA on the FHLBs will not also cause a decrease in the value of the FHLB-Atlanta stock held by the Bank.

FEDERAL RESERVE SYSTEM

         Federal Reserve Board (the "FRB") regulations require savings institutions to maintain non-interest-earning reserves against certain of their transaction accounts (primarily NOW and regular checking accounts). FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.8 million or less (subject to adjustment by the FRB), the reserve requirement is 3% of the amount of transaction accounts; for accounts greater than $47.8 million, the reserve requirement is 10% (subject to adjustment by the FRB between 8% and 14%) of the amount of transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. At September 30, 1997, the Bank was in compliance with the foregoing requirements.

         The FRB has authority to impose, in specified circumstances, emergency and supplemental reserves in excess of the percentage limitations otherwise prescribed. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

         In addition, FRB regulations limit the periods within which depository institutions must provide availability for, and pay interest on, deposits to transaction accounts. Depository institutions are required to disclose their check holding policies and all changes to those policies in writing to customers.

HOLDING COMPANY REGULATION

         The Company is a unitary savings and loan holding company within the meaning of the HOLA, as amended. As such, the Company is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries, of which there currently are none. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

         Because the Company is a holding company, the rights of the Company to participate in any distribution of assets of any subsidiary, including the Bank, upon the subsidiary's liquidation or reorganization or otherwise (and thus the ability of the Company's stockholders to benefit from such distribution) would be subject to the prior claims of creditors of that subsidiary, except to the extent that the Company itself may be a creditor of that subsidiary with recognized claims. Claims on the Company's subsidiaries by creditors other than the Company will include substantial obligations with respect to deposit liabilities and borrowed funds.

         The HOLA prohibits a savings and loan holding company, directly or indirectly or through one or more subsidiaries or through one or more transactions, from (1) acquiring either control of or substantially all of the assets of another savings institution or holding company thereof without prior written approval of the OTS; (2) acquiring or retaining, with certain exceptions, 5% or more of the voting stock of a non-subsidiary savings institution, a non-subsidiary holding company or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or (3) acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the holding company and savings institution involved, the effect of the acquisition on the savings institution to be acquired, the risk of the acquisition to the insurance funds, the convenience and needs of the community, and competitive factors.

         As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. See "Federal Savings Institution Regulation-QTL Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company ("BHC") Act, subject to the prior approval of the OTS, and activities authorized by OTS regulation, which activities include mortgage banking, consumer finance, operation of a trust company and certain types of securities brokerage activities.

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

         In August of 1994, the OTS approved final regulations to implement provisions of FIRREA which ease restrictions on mergers and combinations involving federal stock associations. The regulations expressly authorize federal stock associations to combine or merge with FDIC-insured depository institutions, as well as to combine or merge with federal associations and depository institutions that are not insured by the FDIC. The final regulations also authorize federal stock savings associations to convert to state or national banks. In addition, the final regulations ease application requirements by allowing well-managed, well-capitalized federal thrifts to simply notify the OTS of their intent to change charters. OTS approval of a merger or conversion application would still be required for (1) thrifts with a CAMELS supervisory rating of 3, 4 or 5, (2) thrifts with a less than satisfactory CRA rating or (3) thrifts that do not meet their capital requirements.

FEDERAL SECURITIES LAWS

         The Company's Common Stock is registered with the SEC. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act of 1934, as amended. The registration under the Securities Act of 1933 as amended (the "Securities Act") of shares of the Common Stock issued in the Conversion does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale restrictions of Rule 144 under the Securities Act. Provided the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) is able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

DELAWARE CORPORATION LAW

         The Company is incorporated under the laws of the State of Delaware. Thus, the Company is subject to regulation by the State of Delaware and the rights of its stockholders are governed by the Delaware General Corporation Law.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank's income tax returns for the years ended September 30, 1994 and September 30, 1995 are currently being examined by the Internal Revenue Service.

         Bad Debt Reserves. The percentage of taxable income method has been repealed for years beginning after December 31, 1995, and "large" associations (i.e., the quarterly average of the association's total assets or of the consolidated group of which it is a member, exceeds $500 million for the year) cannot use the experience method of computing additions to their bad debt reserve. A "large" association must use the direct write-off method for deducting bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred. If the Bank is not a "large" association, the Bank will continue to be permitted to use the experience method. The Bank will be required to recapture (i.e., take into income) over a six-year period its applicable excess reserves (i.e., the balance of its reserves for losses on qualifying loans and nonqualifying loans) as of the close of the last tax year beginning before January 1, 1996, over the greater of (a) the balance of such reserves as of December 31, 1987 (pre-1988 reserves) or (b) in the case of a bank which is not a "large" association, an amount that would have been the balance of such reserves as of the close of the last tax year beginning before January 1, 1996, had the Bank always computed the additions to its reserves using the experience method. Postponement of the recapture is possible for a two-year period if an association meets a minimum level of mortgage lending for 1996 and 1997.

         If an association ceases to qualify as a "bank" (as defined in Code
Section 581) or converts to a credit union, the pre-1988 reserves and the supplemental reserve are restored to income ratable over a six-year period, beginning in the tax year the association no longer qualifies as a bank. The balance of the pre-1988 reserves are also subject to recapture in the case of certain excess distributions to (including distributions on liquidation and dissolution), or redemptions of, shareholders.

         Corporate Alternative Minimum Tax. Corporations, including qualifying savings institutions such as the Bank, generally are subject to the alternative minimum tax ("AMT"), to the extent that the amount of such tax exceeds the amount of the corporation's regular income tax. The Code imposes this tax at the rate of 20% on the corporation's AMTI, which is regular taxable income with certain adjustments plus tax preference items, less any available exemption. AMTI can be offset by only 90% of net operating loss carry-overs. For taxable years beginning after December 31, 1989, the adjustment to AMTI - based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Bank does not expect to be subject to the AMT.

         Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations, except that if the Company and the Bank own more than 20% of the stock of a corporation distributing a dividend, 80% of any dividends received may be deducted.

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

IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1996, FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement, which amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 requires that servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. SFAS No. 125 also requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. During the fiscal year ended September 30, 1997, the Company sold $27.7 million of loans and retained the loan servicing rights. The gain on the sale was determined in accordance with SFAS No. 125.

         In February 1997, FASB issued SFAS No.128, "Earnings Per Share." This Statement simplifies the standards for computing earnings per share previously required under APB Opinion No. 15, "Earnings Per Share," and makes the computation comparable to international EPS standards. Basic EPS (formerly primary EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. If the Company had adopted the provision of SFAS No. 128, basic EPS and diluted EPS would have been $1.91 and $1.86, respectively, for the fiscal year ended September 30, 1997.

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources, and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these Statements will not impact the Bank's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both Statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company and the Bank are located and conduct their business at the Bank's main office located at 450 South Australian Avenue, West Palm Beach, Florida.

                                                                                  NET BOOK          LEASED
                                               DATE LEASED   DATE LEASE           VALUE AT             OR
                    LOCATION                   OR ACQUIRED     EXPIRES             9/30/97           OWNED
          -----------------------------       ------------  --------------      ---------------    ---------
          BRANCH OFFICES

          Southern Boulevard                       1959                          $    278,000        Owned
          301 Southern Boulevard
          West Palm Beach, FL  33405

          Westward                                 1960                          $    704,000        Owned
          2701 Okeechobee Boulevard
          West Palm Beach, FL  33409

          Lake Park                                1962                          $    266,000        Owned
          500 Federal Highway
          Lake Park, FL  33403

          Delray East                              1971                          $    497,000        Owned
          95 NE 5th Avenue
          Delray Beach, FL  33483

          Boca East                                1973                          $    384,000        Owned
          2400 Federal Highway
          Boca Raton, FL  33431

          Boynton                                  1973            1998          $          0        Leased
          280 North Congress Avenue
          Boynton Beach, FL  33426

          Lake Worth                               1974                          $    422,000        Owned
          531 Lucerne Avenue
          Lake Worth, FL  33460

          Palm Beach Galleria                      1980            1998          $     20,000        Leased
          165 Bradley Place
          Palm Beach, FL  33480

          Boca West                                1981                          $  1,223,000        Owned
          9033 Glades Road
          Boca Raton, FL  33434

          Delray West                              1981            2006          $      6,000        Leased
          4920 West Atlantic Avenue
          Delray Beach, FL  33445

          Stuart                                   1982            1999          $     11,000        Leased
          2285 SE Federal Highway
          Stuart, FL  33494


                                                                                  NET BOOK          LEASED
                                               DATE LEASED   DATE LEASE           VALUE AT             OR
                      LOCATION                 OR ACQUIRED     EXPIRES             9/30/97           OWNED
          ---------------------------------   ------------  --------------      ---------------    ---------


          Golden Lakes                             1984                          $    282,000        Owned
          1950 Golden Lakes Boulevard
          West Palm Beach, FL  33411

          Jupiter                                  1986            1998          $      6,000       Leased
          4050 U.S. Highway One
          Jupiter, FL  33477

          Gardens                                  1988            1998          $     71,000       Leased
          3101 PGA Boulevard
          Palm Beach Gardens, FL  33477

          Palm Springs                             1993                          $    632,000        Owned
          2950 10th Avenue North
          Lake Worth, FL  33461

          Aberdeen Square                          1994            2000          $     54,000       Leased
          4956-22/23 LeChalet Boulevard
          Boynton Beach, FL 33436

          Boca Polo                                1994            2000          $          0       Leased
          5030-F8 Champion Boulevard
          Boca Raton, FL 33496

          Boynton Lakes                            1994            1999          $     74,000       Leased
          4770 North Congress Avenue
          Lantana, FL  33462

          Pinewood Square                          1994            2000          $     80,000       Leased
          6338-52/53 Lantana Road
          Lake Worth, FL 33461

          Royal Palm Beach                         1994            1999          $     90,000       Leased
          1135 Royal Palm Beach Boulevard
          Royal Palm Beach, FL 33411

          Stuart Square                            1994            1999          $     48,000       Leased
          2160 SE Federal Highway
          Stuart, FL 34994

          Wellington                               1994            1999          $     65,000       Leased
          13841 Wellington Trace
          West Palm Beach, FL  33414

          Boca Gardens                             1995            1998          $    139,000       Leased
          7050-29 West Palmetto Park Road
          Boca Raton, FL  33433

          Coral Creek                              1995            1998          $    117,000       Leased
          6572 North State Road 7, Bay #9
          Coconut Creek, FL  33073

          Downtown West Palm Beach                 1995            2000          $     40,000       Leased
          301 Clematis Street
          West Palm Beach, FL  33401


                                                                                  NET BOOK          LEASED
                                               DATE LEASED   DATE LEASE           VALUE AT             OR
                      LOCATION                 OR ACQUIRED     EXPIRES             9/30/97           OWNED
          ---------------------------------   ------------  --------------      ---------------    ---------

          Ft. Myers South                          1995            2000          $     47,000       Leased
          16970-A San Carlos Boulevard
          Ft. Myers, FL  33908

          Lake Worth                               1995            2000          $     84,000       Leased
          4481-A Lake Worth Road
          Lake Worth, FL  33461

          Lake Worth West                          1995            1999          $          0       Leased
          3979 Jog Road
          Lake Worth, FL  33467

          Okeechobee                               1995            2000          $          0       Leased
          5405 Okeechobee Boulevard
          West Palm Beach, FL  33417

          Pembroke Pines                           1995            2000          $     75,000       Leased
          17171-A Pines Boulevard
          Pembroke Pines, FL  33027

          Sunrise                                  1995            2000          $    101,000       Leased
          9919-A West Oakland Park Boulevard
          Sunrise, FL  33351

          Westchester East                         1995            2000          $     77,000       Leased
          7805-A SW 40th Street
          Miami, FL  33165

          Bonita Springs                           1996            2001          $     67,000       Leased
          26831-A South Tamiami Trail
          Bonita Springs, FL  34134

          Boynton                                  1996            2001          $     79,000       Leased
          9839-A South Military Trail
          Boynton Beach, FL  33436

          Coral Springs                            1996            2001          $    170,000       Leased
          2201-A University Drive
          Coral Springs, FL  33065

          Kendall Lakes                            1996            2001          $     71,000       Leased
          14655-A SW 56th Street
          Miami, FL  33175

          Lakeview Center                          1996            2001          $     45,000       Leased
          1430 Coral Ridge Drive, Bay A2
          Coral Springs, FL  33071

          Mission Bay                              1996            2001          $     87,000       Leased
          20409-A State Road 7
          Boca Raton, FL  33434


                                                                                  NET BOOK          LEASED
                                               DATE LEASED   DATE LEASE           VALUE AT             OR
                       LOCATION                OR ACQUIRED     EXPIRES             9/30/97           OWNED
          ---------------------------------   ------------  --------------      ---------------    ---------

          Sawgrass Hub                             1996            1999          $     66,000       Leased
          3495 Hiatus Road
          Sunrise, FL  33351

          Tamarac                                  1996            2001          $     36,000       Leased
          7100-A North University Drive
          Tamarac, FL  33319

          Turtle Run                               1996            2001          $     92,000       Leased
          6355-A Sample Road
          Coral Springs, FL  33067

          Cape Coral                               1997            2002          $     69,000       Leased
          127-A Cape Coral Parkway
          Cape Coral, FL 33914

          Deerfield Beach                          1997            2002          $    112,000       Leased
          3701-A West Hillsboro Boulevard
          Deerfield Beach, FL 33442

          Delray Town Center                       1997            2002          $    101,000       Leased
          4801-A Linton Boulevard
          Delray Beach, FL  33445

          Ft. Myers Central                        1997            2002          $     96,000       Leased
          13401-A Summerlin Road
          Ft. Myers, FL 33907

          Jupiter                                  1997            2002          $      8,000       Leased
          17400-A Alternate A1A
          Jupiter, FL 33477

          Pembroke Pines East                      1997            2002          $     99,000       Leased
          8030-A Pines Boulevard
          Pembroke Pines, FL  33024

          Riverwalk                                1997            2002          $          0       Leased
          7477 Riverwalk Circle, Suite 215
          West Palm Beach, FL  33411

          West Palm Beach                          1997            2002          $     13,000       Leased
          1901-A Military Trail
          West Palm Beach, FL 33409

          Westview                                 1997            2002          $      9,000       Leased
          9545-A Westview Drive
          Coral Springs, FL 33076

          LOAN ORIGINATION OFFICES

          Broward                                  1996       Month to Month     $          0       Leased
          10100 West Sample Road, Suite 312
          Coral Springs, FL  33065

                                                                                  NET BOOK          LEASED
                                               DATE LEASED    DATE LEASE          VALUE AT             OR
                      LOCATION                 OR ACQUIRED     EXPIRES             9/30/97           OWNED
          ---------------------------------   ------------  --------------      ---------------    ---------


          OFFICE BUILDING

          Reflections Office Centre                1994                          $ 10,028,000        Owned
          400 and 450 South Australian Avenue
          West Palm Beach, FL  33401

          STORAGE WAREHOUSES

          2206 Mercer Avenue                       1984                          $          0        Owned
          West Palm Beach, FL  33401                                             ------------

                Total Net Book Value                                             $ 17,141,000
                                                                                 ============


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Stock Price Information

         First Palm Beach Bancorp, Inc.'s common stock is traded on the NASDAQ - National Market System under the symbol "FFPB." Newspaper stock tables list the Company as First Palm (FstPalm). The common stock began trading on September 29, 1993. As of December 18, 1997 there were 5,054,746 shares of common stock outstanding and 633 stockholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms or banks. The following table sets forth the high and low trade prices per common share for the periods indicated as reported by NASDAQ.


                                                                PRICES
                                                     ----------------------------
                                           CASH
                                          DIVIDENDS
                                        DECLARED PER
            QUARTER ENDED                 SHARE           HIGH             LOW
        -----------------------        -------------    --------       ---------
        December 31, 1995                  $0.10           24 5/8         21 1/8
        March 31, 1996                     $0.10           23 5/8         20 3/4
        June 30, 1996                      $0.10           23 3/4         20 7/8
        September 30, 1996                 $0.10           23 1/2         19 1/2
        December 31, 1996                  $0.15           25 7/8         22 3/4
        March 31, 1997                     $0.15           30 1/4         23 1/4
        June 30, 1997                      $0.15           34 3/8         26 1/2
        September 30, 1997                 $0.15           35 5/8         30 1/4

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                           At September 30,
                                                                ----------------------------------------------------------------
                                                                1993          1994          1995          1996           1997
                                                                ----          ----          ----          ----           ----
                                                                                           (In thousands)
SELECTED FINANCIAL CONDITION DATA:
 Total assets ..............................................    $856,307    $1,076,583    $1,208,845    $1,490,020    $1,808,420
 Loans receivable, net .....................................     429,104       576,731       825,024     1,007,881     1,144,100
 Cash and cash equivalents .................................      14,924        19,145        25,132       161,413        99,929
 Securities held-to-maturity, available-for-sale and
 trading securities.........................................      96,768       117,122        80,941        34,532        74,456
 Mortgage-backed and related securities held-to-maturity and
 available-for-sale ........................................     284,012       324,044       238,442       232,273       421,645
 Deposits ..................................................     698,458       718,282       878,670     1,136,722     1,229,279
 Borrowed funds ............................................      26,325       229,892       189,552       211,025       394,871
 Senior debentures, net of issuance costs ..................          --            --            --            --        33,839
 Stockholders' equity ......................................     102,330       100,462       104,611       105,425       113,030




                                                                                        For the Years Ended September 30,
                                                                            ----------------------------------------------------
                                                                            1993        1994        1995        1996        1997
                                                                            ----        ----        ----        ----        ----
                                                                                                    (In thousands)
SELECTED OPERATING DATA:
 Interest income ......................................................... $50,580     57,874       80,964     103,532    116,930
 Interest expense ........................................................  28,783     30,049       48,900      61,300     72,851
                                                                           -------    -------     --------     -------    -------
 Net interest income .....................................................  21,797     27,825       32,064      42,232     44,079
 Less provision for loan losses ..........................................     149        135          261      15,704      3,281
                                                                           -------    -------     --------     -------    -------
 Net interest income after provision for loan losses .....................  21,648     27,690       31,803      26,528     40,798
                                                                           -------    -------     --------     -------    -------
 Other income:
  Servicing income and other fees ........................................   2,956      2,597        2,576       3,206      4,106
  Net gain (loss) on sale of securities available-for-sale, mortgage-
  backed and related securities
  available-for-sale, trading securities and loans .......................     922        424       (1,660)      4,516      1,896

 Net gain on sale of property ............................................      --         --          975         460        551
 Gain on sale of loan servicing ..........................................      --         --        1,008         412         --
 Equity in net income(loss) of real estate ventures ......................     716        294           --          --         --
 Miscellaneous ...........................................................   1,181      1,122        1,131       1,475      2,448
                                                                           -------    -------     --------     -------    -------
   Total other income ....................................................   5,775      4,437        4,030      10,069      9,001
                                                                           -------    -------     --------     -------    -------
 Other expenses:
  Employee compensation and benefits .....................................  10,583     13,900       13,849      15,905     18,511
  Early retirement plan ..................................................      --         --        2,361          --         --
  Occupancy and equipment ................................................   3,905      4,223        4,259       4,830      6,729
  Federal deposit insurance premiums .....................................   1,428      1,582        1,799       8,848        977
  Provision for losses and net (gains) losses on sale of real estate owned     192       (410)          74         451        329
  Advertising and promotion ..............................................     683        801          679         663      1,005
  Miscellaneous ..........................................................   2,818      2,730        3,588       4,905      6,855
                                                                           -------    -------     --------     -------    -------
   Total other expenses ..................................................  19,609     22,826       26,609      35,602     34,406
 Income before provision for income taxes and cumulative effect
 of change in accounting principle .......................................   7,814      9,301        9,224         995     15,393
  Provision for income taxes .............................................   3,019      3,502        3,578         446      6,037
                                                                           -------    -------     --------     -------    -------
  Income before cumulative effect of change in accounting principle          4,795      5,799        5,646         549      9,356
  Cumulative effect of change in accounting for income taxes .............     422         --           --          --         --
                                                                           -------    -------     --------     -------    -------
  Net income ............................................................. $ 5,217    $ 5,799     $  5,646     $   549    $ 9,356
                                                                           =======    =======     ========     =======    =======


SELECTED FINANCIAL RATIOS AND OTHER DATA

                                                                               At or For the Years Ended September 30,
                                                                      ------------------------------------------------------
                                                                         1993       1994       1995     1996         1997
                                                                      ----------  ---------  --------  --------  -----------
                                                                                      (Dollars in thousands)
                                                                                                                 C>
PERFORMANCE RATIOS:
  Return on average assets (4) ......................................    0.64%       0.60%     0.48%      0.04%       0.59%
  Return on average stockholders' equity (4) ........................    9.73%       5.61%     5.50%      0.49%       8.71%
  Average stockholders' equity to average assets ....................    6.54%      10.62%     8.74%      8.06%       6.78%
  Stockholders' equity to total assets ..............................   11.95%       9.33%     8.65%      7.08%       6.25%
  Interest rate spread ..............................................    2.42%       2.46%     2.32%      2.73%       2.51%
  Net interest margin (1) ...........................................    2.78%       2.97%     2.83%      3.18%       2.91%
  Average interest-earning assets to average interest-bearing
    liabilities......................................................   1.10x       1.16x     1.12x      1.10x       1.08x
  Operating expenses to average assets (4) ..........................    2.39%       2.35%     2.27%      2.56%       2.17%
  Net interest income to operating expenses (4) .....................   1.11x       1.22x     1.21x      1.19x       1.28x
PER COMMON SHARE DATA:
  Cash dividends declared ...........................................      --          --      0.20       0.40    $   0.60
  Book value (tangible) .............................................$  18.62    $  19.03     20.38      20.14    $  21.87
  Net income ........................................................      --    $   1.05      1.11       0.11    $   1.86
ASSET QUALITY RATIOS:
  Non-performing loans to total loans (2) ...........................    0.58%       0.30%     0.21%      1.20%       0.68%
  Non-performing assets to total assets (3) .........................    0.48%       0.23%     0.23%      1.08%       0.57%
  Allowance for loan losses to non-performing loans .................   70.43%     101.29%   118.91%     92.40%      74.77%
  Allowance for loan losses to non-performing assets ................   46.21%      79.51%    78.90%     73.82%      58.39%
  Allowance for loan losses to total loans receivable, net ..........    0.44%       0.34%     0.26%      1.18%       0.53%
OTHER DATA:
  Loan originations .................................................$161,353    $271,913  $364,203   $539,599    $398,753
  Number of deposit accounts ........................................  74,913      77,167    84,670    106,517     119,817
  Full service facilities ...........................................      16          20        23         33          45

-----------------

(1) Calculation is based upon net interest before provision for loan losses divided by average interest-earning assets.

(2) Non-performing loans consist of loans 90 days or more delinquent.

(3) Non-performing assets consist of non-performing loans, real estate owned and repossessed automobiles.

(4) Ratios for fiscal year ended September 30, 1996 include a one-time special assessment paid by all financial institutions insured by SAIF. The Bank's pre-tax assessment was $6.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying Notes.

GENERAL

         First Palm Beach Bancorp, Inc. (the "Company") was organized in May 1993 as the holding company for First Bank of Florida (the "Bank"), formerly First Federal Savings and Loan Association of the Palm Beaches. On September 29, 1993, the Company issued and sold in its initial public offering 5,284,775 shares of common stock, $.01 par value (the "Common Stock"), at $10.00 per share and used 50% of the net proceeds of this public offering to acquire the Bank as part of the Bank's conversion from a mutual to a federally-chartered stock savings association (the "Conversion"). The Bank's Recognition and Retention Plans (the "RRPs") purchased 211,600 shares at $10 per share making the total shares outstanding equal to 5,496,375 as of September 30, 1993.

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

         On June 30, 1997, the Company issued $35 million of Series A 10.35% Senior Debentures Due 2002. The net proceeds of the debenture issuance are being used for general corporate purposes, including contributing $25 million of the net proceeds to the Bank. The Indenture entered into by the Company in connection with the 10.35% Senior Debentures includes certain covenants which, among other things, (i) limit the Company's disposition of the voting stock of the Bank, other than dispositions which (a) are for fair market value and, after giving effect to such dispositions and to any potential dilution, the Company will own not less than 80% of the shares of voting stock of the Bank free and clear of any security interest; (b) are made in compliance with an order of a court or regulatory authority of competent jurisdiction, a condition imposed by any such court or authority permitting the acquisition by the Company, directly or indirectly, of any other bank or entity the activities of which are legally permissible for a bank holding company or a subsidiary thereof to engage in, or an undertaking made to such authority in connection with such an acquisition;
(c) are made where the Bank, having obtained any necessary regulatory approvals, unconditionally guarantees payment when due of the principal of and interest on the Senior Debentures; or (d) are made to the Company or any wholly-owned subsidiary if such wholly-owned subsidiary agrees to be bound by the covenant as if it were the Company and the Company agrees to maintain such wholly-owned subsidiary as a wholly-owned subsidiary (notwithstanding the foregoing, the Bank may be merged into or consolidated with another banking institution if, after giving effect to such merger or consolidation, the Company or any wholly-owned subsidiary owns at least 80% of the voting stock of such other banking institution then issued and outstanding free and clear of any security interest and if, immediately after giving effect thereto and treating any such resulting banking institution thereafter as the Bank and a subsidiary, for purposes of the Indenture, no Event of Default (as such term is defined in the Indenture), and no event which, after notice or lapse of time or both, would become an Event of Default, shall have happened and be continuing); (ii) limit, to a percentage of net worth, the Company's and the Bank's ability to become liable on certain forms of indebtedness generally outside the normal course of the Company's and the Bank's business; (iii) provide that the

Company will not permit its Consolidated Net Worth minus Goodwill to be less than $90 million; (iv) provide that the Company shall not allow the Bank to be classified as other than "well-capitalized"; and (v) restrict dividend or other distributions of the Company and the Bank and stock repurchases by the Company in such a way that any such dividends or stock repurchases after March 31, 1997 may not exceed, in the aggregate, the sum of (a) $10,000,000 plus (b) 75% (or 100% in the case of deficit) of consolidated net income for the period beginning March 31, 1997 and ending and including the date such dividend, distribution or stock repurchase (each a "Restricted Payment") is declared or made (plus 100% of the proceeds of issuances of equity securities after March 31, 1997), and a Restricted Payment may not be made if at the time of and immediately before the Restricted Payment is declared, and after giving effect to the Restricted Payment a Default (as such term is defined in the Indenture) or Event of Default is existing or shall have occurred within 365 days of the declaration of the Restricted Payment. For a period beginning on November 17, 1997 and ending on December 18, 1997, unless extended, the Company offered to exchange the outstanding Series A Debentures for Series B Debentures, which are registered under the Securities Act of 1933, as amended, do not provide for any liquidated damages, and are otherwise identical to the Series A Debentures.

         During the fiscal year ended September 30, 1997, the Company repurchased 114,000 shares of Common Stock at an average price of $23.40 per share. The Company had repurchased 345,853 and 225,600 shares of Common Stock at an average price of $22.10 and $21.73 in the fiscal years ended September 30, 1996 and 1995 respectively. In addition, in the fiscal year ended September 30, 1997 employees and directors of the Bank exercised options to purchase 68,650 shares at $10 per share. At September 30, 1997, 5,047,746 shares of Common Stock were outstanding.

         The Company's consolidated results of operations are substantially the same as those of the Bank. The Bank's revenues are derived principally from interest on loans, mortgage-backed securities and investments, and its major expense is interest paid on deposits and borrowings. The Bank's results of operations depend primarily on the level of net interest income, which is the difference between interest earned on its loan and investment portfolios and interest paid on its deposits and borrowings. Net interest income is impacted by the provision for loan losses. The Bank's operating expenses principally consist of employee compensation, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. In particular, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") significantly changed the regulation of all savings associations, including the Bank. The Bank is a member of the Federal Home Loan Bank (the "FHLB") system and its deposits are insured to the applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") through the Savings Association Insurance Fund ("SAIF"). The Bank is subject to regulation by its chartering agency, the Office of Thrift Supervision (the "OTS"), and the FDIC as its insurer. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 which mandated that all financial institutions insured by the SAIF pay a one-time special assessment in an amount equal to 65.7 basis points on SAIF-insured deposits that were held at March 31, 1995. The Bank recorded a pre-tax expense of $6.6 million for the one-time special assessment on September 30, 1996. The after-tax effect of the assessment was $4.0 million.


MANAGEMENT STRATEGY

         The mission of the Bank is to provide a profitable return to stockholders through a commitment to excellence and the sale and delivery of quality financial products and services to its customers. The Bank strives to be a recognized leader in providing retail banking services to the community. The Company's long term growth strategy during fiscal year 1997 which included branch expansion, growth of the ATM network and upgrading the Company's computer network, resulted in a return on average assets of 0.59%. Although the Company's growth has resulted in lower short term profitability, management believes that this growth will position the Company favorably for achieving long term shareholder value.

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

         EMPHASIZING LENDING IN THE ONE- TO FOUR-FAMILY RESIDENTIAL MORTGAGE MARKET. The Bank has emphasized, and plans to continue to emphasize, making traditional one- to four-family residential mortgage loans in its primary market areas of Palm Beach, Martin, and Broward Counties, Florida. The Bank intends to expand marketing efforts for lending in Lee and Dade Counties during fiscal year 1998. The Bank originated $135.9 million, $192.5 million and $196.9 million in one- to four-family residential mortgage loans in fiscal 1995, 1996 and 1997, respectively. One- to four-family residential mortgage loans totaling $846.4 million constituted 70.8% of the Bank's total loan portfolio at September 30, 1997. The Bank utilizes a wholesale lending function to acquire first mortgage loans from wholesale originators in Palm Beach, Martin and Broward Counties. Prior to commitment, these loans are reviewed for compliance with the Bank's standard underwriting guidelines. These efforts have helped one- to four-family residential mortgage loans to increase to $846.4 million at September 30, 1997 from $652.6 million at September 30, 1996. Because residential construction lending typically carries more risk than purchased residential loans, in the third quarter of fiscal 1997, management determined to reduce its volume of construction lending. Construction lending decreased to $115.6 million at September 30, 1997 compared to $130.5 million at September 30, 1996.

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

         One of the ways the Bank manages its exposure to interest rate risk is through originating and retaining adjustable rate mortgage ("ARM") loans. At September 30, 1997, 52% of the Bank's one-to four-family residential mortgage loans were in one-, three- and five-year ARM loans. Another 10% were ARM loans which first adjust in seven or ten years and become one-year ARM loans after the initial adjustment. Management has concluded that although investment in ARM loans may reduce short-term earnings below that which may be obtainable through investment in fixed-rate mortgage loans, an ARM loan portfolio reduces the Bank's exposure to adverse interest rate fluctuations, and enhances longer term profitability. While the Bank has been able to originate significant quantities of ARM loans in the past, there is no assurance that ARM loans meeting the Bank's underwriting standards will be available in the future to continue to allow the Bank to manage interest rate risk in this manner.

         Through its held-to-maturity and available-for-sale securities, and mortgage-backed and related securities, the Bank has invested primarily in securities with less interest rate risk, particularly through investment in short-term repricing instruments such as short-term U.S. Treasury securities, floating rate collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs") with an average life of ten years or less and fixed rate CMOs and REMICs with short average lives. The average life of the CMOs and REMICs vary with fluctuations in interest rates and prepayments. At September 30, 1997, the Bank's securities held-to-maturity and available-for-sale consisted of $59.5 million of fixed rate securities and $15.0 million of adjustable rate securities. At September 30, 1997, the Bank's mortgage-backed and related securities held-to-maturity and available-for-sale consisted of $201.2 million with a fixed-rate and $220.4 million with an adjustable rate. This distribution of securities is consistent with the objective of controlling asset interest rate risk to better match liability repricing through adjustable rates or shorter terms to maturity or average life.

         MANAGING DEPOSIT PRICING AND ASSET GROWTH. The Bank manages its deposit accounts and certificates of deposit pricing based on current interest rate trends in both the U.S. Treasury market and the local market. During fiscal years 1995, 1996 and 1997, the Bank was competitive in its pricing of certificates of deposit in order to generate the funds required to sustain growth in its loan portfolio. During fiscal years 1995, 1996 and 1997, the Bank's annual average asset growth was 18.97%.

         EMPHASIZING CONSUMER LENDING. During the fiscal years ended 1995 and 1996, the Bank became more active in the indirect automobile lending market. Indirect automobile loans typically carry more credit risk. Higher than anticipated charge-offs were experienced in the indirect automobile lending portfolio, primarily during the latter part of the fiscal year ended September 30, 1996. As a result, a $16.4 million provision for loan losses related to consumer lending was recorded during fiscal year 1996. Based upon an analysis of the overall performance of the indirect lending program, management determined that effective September 30, 1996 no new applications for indirect loans would be accepted, thereby discontinuing the indirect lending program. Total consumer and other loans outstanding decreased to $153.8 million at September 30, 1997 from $194.1 million at September 30, 1996. Of these amounts, $88.4 million and $148.2 million at September 30, 1997 and September 30, 1996, respectively, were indirect loans.

         Notwithstanding the decline in indirect loans, other consumer loans increased by $19.5 million in fiscal 1997. This increase reflects a primary focus on increasing the volume of home equity loans and lines of credit, direct automobile lending and personal lines of credit. During the year ended September 30, 1997, the Bank enhanced its home equity line of credit to allow for access through a VISA credit card.

         MAINTAINING ASSET QUALITY. At September 30, 1997, the Bank's non-performing assets as a percentage of total assets amounted to 0.57% compared to 1.08% at September 30, 1996. The decrease is primarily due to one loan relationship totaling $6.2 million at September 30, 1996 on a marina and beach club in Charlotte County, Florida which was refinanced and paid down to $3.8 million and brought current during fiscal year 1997. As noted previously, the Bank had discontinued its indirect lending program at September 30, 1996. The balance of the Bank's indirect lending portfolio at September 30, 1997 was $88.4 million. In its underwriting of mortgage loans, the Bank has generally accepted lower interest rates than its competitors in order to enhance loan quality. Even though this will result in a lower net interest margin, management believes that asset quality is critical to the Bank's long term performance. The Bank has intentionally limited its commercial real estate lending during the past five years, although management is currently reassessing this strategy. The Bank's commercial real estate lending decreased from an outstanding balance of $51.8 million at September 30, 1996 to $40.9 million at September 30, 1997.

         EXPANSION OF FRANCHISE. During the 1980s and early 1990s, the Bank's primary objective was to limit growth and build capital. As a result of this strategy, the Bank's market share, as a percentage of the total Palm Beach County market, consistently declined during this period. In 1993, management determined that increasing the Bank's market share was essential to its growth, which in turn was necessary to improve its long-term results. Management concluded that a primary use of the capital raised in the Conversion would be to increase the number of branch locations in an effort to increase the Bank's market share. During fiscal 1997, the Bank opened twelve full service branches in Palm Beach, Broward, Dade and Lee Counties. Of the twelve full service branches opened, ten are located in Albertson's supermarkets.

ANALYSIS OF NET INTEREST INCOME

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balance Sheet

        The following table presents the average balances of the Bank's interest-earning assets and interest-bearing liabilities, interest income earned and interest expense incurred, and weighted average yield or cost for the fiscal years ended September 30, 1995, 1996 and 1997. These yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average monthly balances. Management does not consider that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The average balance of loans receivable includes loans on which the Bank has discontinued accruing interest. "Net interest margin" is net interest income divided by the average balance of total interest-earning assets. "Net interest spread" is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. The yields and costs include fees which are considered adjustments to yields. The average yield/cost, net interest spread, and net interest margin have been calculated on a pre-tax basis.

                                                                YEARS ENDED SEPTEMBER 30,
                               -------------------------------------------------------------------------------------------------
                                             1995                            1996                             1997
                               ------------------------------- ------------------------------- ---------------------------------
                                             Interest  Average               Interest  Average              Interest     Average
                                 Average     Income/   Yield/    Average     Income/   Yield/   Average     Income/      Yield/
                                 Balance     Expense    Cost     Balance     Expense    Cost    Balance     Expense       Cost
                               ----------    -------   -----   ----------    -------   -----   ----------   --------     -----
                                                                        (In thousands)
 ASSETS:
  Interest-earning assets:
   Mortgage loans, net.......  $  615,886    $48,765    7.92%  $  844,822    $67,157    7.95%  $  905,502   $ 71,427      7.89%
   Consumer loans............      70,729      5,722    8.09%     173,450     16,755    9.66%     163,547     16,116      9.85%
   Other loans...............       1,980        151    7.63%       2,147        178    8.29%       2,497        203      8.13%
   Interest-earning
     deposits................      16,551        759    4.59%      17,103        871    5.09%      39,081      1,946      4.98%
   Securities held-to-
   maturity, available-for-
   sale and trading
   securities................     107,011      5,735    5.36%      58,288      3,259    5.59%      66,722      4,264      6.39%
   Mortgage-backed and
   related securities held-
   to-maturity and
   available-for-sale........     311,929     19,199    6.15%     221,285     14,487    6.55%     325,140     22,037      6.78%
   FHLB stock................       7,643        633    8.28%      10,197        825    8.09%      11,785        937      7.95%
                               ----------    -------   -----   ----------    -------   -----   ----------   --------     -----
     Total interest-earning
     assets..................   1,131,729     80,964    7.15%   1,327,292    103,532    7.80%   1,514,274    116,930      7.72%
  Non-interest earning
     assets..................      42,450                          62,987                          70,588
                               ----------                      ----------                      ----------
     Total assets............  $1,174,179                      $1,390,279                      $1,584,862
                               ==========                      ==========                      ==========
 LIABILITIES AND
 STOCKHOLDERS' EQUITY:
  Interest-bearing
   liabilities:
    Deposit accounts:
     Passbook and statement
     savings.................  $   86,310    $ 1,902    2.20%  $  122,578    $ 4,088    3.34%  $  157,497   $  5,549      3.52%
     NOW.....................      60,407        877    1.45%      60,598        856    1.41%      60,555        718      1.19%
     Money market............      60,070      1,432    2.38%      46,118      1,094    2.37%      34,564        781      2.26%
     Certificates of deposit.     623,134     33,636    5.40%     766,697     42,576    5.55%     895,549     50,487      5.64%
   Borrowed funds:
     FHLB advances...........     141,837      8,699    6.13%     200,158     11,974    5.98%     226,271     13,445      5.94%
     Reverse repurchase
     agreements..............      40,321      2,354    5.84%      11,935        712    5.97%      15,574        904      5.80%
     Senior debentures.......          --         --      --           --         --      --        8,548        967     11.31%
                               ----------    -------   -----   ----------    -------   -----   ----------   --------     -----
      Total interest-bearing
      liabilities............   1,012,079     48,900    4.83%   1,208,084     61,300    5.07%   1,398,558     72,851      5.21%
  Other liabilities..........      59,424                          70,208                          78,868
                               ----------                      ----------                      ----------
      Total liabilities......   1,071,503                       1,278,292                       1,477,426
  Stockholders' equity.......     102,676                         111,987                         107,436
                               ----------                      ----------                      ----------
      Total liabilities and
      stockholders' equity...  $1,174,179                      $1,390,279                      $1,584,862
                               ==========                      ==========                      ==========
 Net interest
 income/interest rate
 spread....................                  $32,064    2.32%                $42,232    2.73%               $ 44,079      2.51%
                                             =======                         =======                        ========
 Net interest-earning
 assets/net margin.........    $  119,650               2.83%  $  119,208               3.18%  $  115,716                 2.91%
                               ==========                      ==========                      ==========
 Ratio of interest-earning
 assets to interest-bearing
 liabilities . . . . . . .          1.12x                           1.10x                           1.08x


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

                                                        Year Ended September 30,     Year Ended September 30,
                                                          1996 Compared to Year       1997 Compared to Year
                                                        Ended September 30, 1995     Ended September 30, 1996
                                                       Increase (Decrease) in Net   Increase (Decrease) in Net
                                                             Interest Income             Interest Income
                                                       --------------------------   --------------------------
                                                            Due to                       Due to
                                                       ------------------           ----------------
                                                        Volume     Rate      Net     Volume     Rate      Net
                                                       ---------  -------  -------   -------   ------    -------
Interest-earning assets:
   Mortgage loans, net..............................   $  18,206  $   186  $18,392   $ 4,781   $ (511)   $  4,270
   Consumer loans...................................       9,733    1,300   11,033      (965)     326        (639)
   Other loans......................................          14       13       27        28       (3)         25
   Interest-earning deposits........................          26       86      112     1,094      (19)      1,075
   Securities held-to-maturity, available-for-sale
   and trading securities...........................      (2,712)     236   (2,476)      505      500       1,005
   Mortgage-backed and related securities held-to-
   maturity and available-for-sale..................      (6,071)   1,359   (4,712)    7,024      526       7,550
   FHLB stock.......................................         207      (15)     192       126      (14)        112
                                                       ---------  -------  -------   -------   ------    --------
      Total.........................................      19,403    3,165   22,568    12,593      805      13,398
                                                       ---------  -------  -------   -------   ------    --------
 Interest-bearing liabilities:
   Deposit accounts:
     Passbook and statement savings.................        (936)   3,122    2,186     1,229      232       1,461
     NOW............................................           3      (24)     (21)       (1)    (137)       (138)
     Money market...................................        (332)      (6)    (338)     (264)     (49)       (313)
     Certificates of deposit........................       7,978      962    8,940     7,215      696       7,911
   Borrowed Funds:
     FHLB advances..................................       3,482     (207)   3,275     1,552      (81)      1,471
     Reverse repurchase agreements..................      (1,695)      53   (1,642)      213      (21)        192
     Senior debentures..............................          --       --       --       967       --         967
                                                       ---------  -------  -------   -------   ------    --------
      Total.........................................       8,500    3,900    12,400   10,911      640      11,551
                                                       ---------  -------  -------   -------   ------    --------
 Net change in interest income......................   $  10,903   $ (735)  $10,168  $ 1,682   $  165    $  1,847
                                                       =========   ======   =======  =======   ======    ========

COMPARISON OF FINANCIAL CONDITION
AT SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

        Total assets were $1.808 billion at September 30, 1997 as compared to $1.490 billion at September 30, 1996. The increase of $318.0 million was primarily the result of an increase of $136.2 million in loans receivable, net, and growth in securities and mortgage-backed and related securities of $229.3 million. Deposits increased $92.6 million to $1.229 billion at fiscal year end September 30, 1997 from $1.137 billion at fiscal year end September 30, 1996 because of continued aggressive pricing of certificate accounts and the additional accounts generated from opening twelve additional full service branch offices during the fiscal year ended September 30, 1997. Borrowed funds, which included advances from the Federal Home Loan Bank and securities sold under agreements to repurchase, increased by $183.8 million to $394.8 million at fiscal year end September 30, 1997 as compared to $211.0 million at September 30, 1996. This increase was used to fund loan production and security purchases during fiscal year 1997.

         Loans receivable, net, increased by $136.2 million to $1.144 billion at September 30, 1997 from $1.008 billion at September 30, 1996. Loan originations were $398.8 million for the fiscal year ended September 30, 1997 as compared to $539.6 million for the fiscal year ended September 30, 1996. Approximately $78.5 million net loans were acquired in conjunction with the purchase of Palm Beach Savings during fiscal year 1996. Also, origination of indirect automobile loans was ended during fiscal year 1996. Loan repayments increased from $238.3 million during fiscal 1996 to $242.4 million during fiscal 1997. Loan sales decreased from $164.3 million during fiscal 1996 to $27.7 million during fiscal 1997.

         Securities held-to-maturity, securities available-for-sale, mortgage-backed and related securities held-to-maturity and mortgage-backed and related securities available-for-sale in the aggregate increased $229.3 million to $496.1 million at September 30, 1997 from $266.8 million at September 30, 1996. This increase reflects the utilization of the funds from the issuance of the senior debentures and the related wholesale leveraging where securities were purchased with borrowings.

                  Real estate owned (real estate acquired through foreclosures) increased to $1.8 million at September 30, 1997 from $1.6 million at September 30, 1996.

         Office properties and equipment increased to $28.3 million at September 30, 1997 from $23.1 million at September 30, 1996. The increase of $5.2 million is due to purchases related to twelve new branch offices opened in fiscal year 1997 and to renovations of the Reflections Office Centre, a complex of two, eight-story buildings purchased by the Company during fiscal year 1994. The Bank relocated and consolidated its operations to one of such new office buildings and a portion of the other during fiscal year 1997.

         Deposits increased by $92.6 million to $1.229 billion as of September 30, 1997 from $1.137 billion at September 30, 1996. The increase resulted from deposits generated through the opening of twelve new branch offices during fiscal year 1997 and continued aggressive pricing of certificate products.

         Borrowings, which include advances from the FHLB and securities sold under agreements to repurchase, increased to $394.8 million at September 30, 1997 from $211.0 million at September 30, 1996. This $183.8 million increase was used to fund loan production and security purchases during the year. On June 30, 1997, the Company issued $35.0 million of 10.35% Senior Debentures Due 2002. The net proceeds of the debenture issue are being used for general corporate purposes.

         Stockholders' equity increased to $113.0 million at September 30, 1997 from $105.4 million at September 30, 1996. Net income for the year was $9.4 million. Stockholders' equity was increased by a reduction in the unrealized loss in fair value on available-for-sale securities of $0.9 million. In addition, there was a reduction in unallocated ESOP shares of $0.8 million. During the fiscal year ended September 30, 1997, dividends totaled $3.0 million. A total of 114,000 shares were repurchased as treasury shares during the fiscal year 1997 at an average price per share of $23.40, reducing stockholders' equity by $2.7 million.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED
SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

         GENERAL OPERATING RESULTS. Net income for the fiscal year ended September 30, 1997 was $9.4 million as compared to $0.5 million for the fiscal year ended September 30, 1996. Loan loss provisions declined to $3.3 million during the fiscal year ended September 30, 1997 from $15.7 million during the fiscal year ended September 30, 1996. Expenses during the fiscal year ended September 30, 1996 included a pre-tax $6.6 million one-time SAIF assessment. Other income for the fiscal year ended September 30, 1997 of $9.0 million included net gains on sales of securities, loans and property of $2.4 million as compared to net gains of $5.4 million for the fiscal year ended September 30, 1996.

         Net interest income before provision for loan losses increased to $44.1 million for the fiscal year ended September 30, 1997 as compared to $42.2 million for the same period last year. The increase was primarily due to the increase in loans receivable, net, to $1.144 billion at fiscal year end September 30, 1997 from $1.008 billion at fiscal year end September 30, 1996. Net interest margin for fiscal 1997 was 2.91% as compared to 3.18% for fiscal 1996. The primary reason for the decline in net interest margin was higher cost deposits caused by the higher level of interest rates generally experienced throughout most of fiscal year 1997. An additional factor was the issuance of the $35 million of Senior Debentures on June 30, 1997, carrying an interest rate of 10.35%.

         INTEREST INCOME. Interest income increased $13.4 million, or 13.0%, to $116.9 million for the fiscal year ended September 30, 1997 from $103.5 million for the fiscal year ended September 30, 1996. The increase was primarily due to an increase in loans receivable during fiscal year 1997 of $136.2 million. The average yield on interest-earning assets decreased to 7.72% for the fiscal year ended September 30, 1997 from 7.80% for the fiscal year ended September 30, 1996. The decrease is primarily due to the run-off of indirect automobile loans which carried higher interest yields.

         INTEREST EXPENSE. Interest expense increased $11.6 million, or 18.8%, to $72.9 million for the fiscal year ended September 30, 1997 from $61.3 million for the fiscal year ended September 30, 1996. This increase was the result of an increase of 8.1% in deposits outstanding and the higher level of interest rates generally experienced throughout most of fiscal year 1997. During fiscal year 1997, interest bearing deposits averaged $1.148 billion as compared to $996.0 million during fiscal year 1996. The weighted average rate paid on interest-bearing liabilities increased to 5.21% during fiscal year 1997 from 5.07% during fiscal year 1996 primarily because of the higher interest rate environment generally experienced during fiscal 1997 and the higher cost associated with the senior debentures discussed earlier.

         NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES. Net interest income before provision for loan losses increased $1.9 million, or 4.4%, to $44.1 million for the fiscal year ended September 30, 1997 from $42.2 million for the fiscal year ended September 30, 1996. The increase in net interest income is due primarily to net growth in loans receivable to $1.144 billion at September 30, 1997 from $1.008 billion at September 30, 1996. The net interest margin declined to 2.91% for fiscal year 1997 from 3.18% for fiscal year 1996.

         PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses declined by $12.4 million to $3.3 million for the fiscal year ended September 30, 1997 from $15.7 million for the fiscal year ended September 30, 1996. The increased loan loss provisions recorded during fiscal year 1996 were primarily to cover losses related to the indirect automobile lending program. The Company began to originate indirect automobile loans in large volumes in August 1995 and continued this practice through September 1996. During September 1996, the Company ceased its originations of indirect automobile loans. Higher delinquencies and charge-offs resulting from the indirect lending program did not occur until the third quarter of fiscal year 1996, as the significant credit problems did not surface until that time. During the third quarter of fiscal year 1996, the Company increased its provision for loan losses, but further delinquencies and charge-offs in the quarter ended September 30, 1996 indicated that significant additional provisions were necessary. The provisions were determined by projecting charge-offs based on the latest repossession activity and recovery rates. Provisions related to the indirect portfolio decreased in quarters subsequent to September 30, 1996, because, as indicated above, the Company discontinued its indirect lending as of September 30, 1996. Recovery rates have been averaging approximately 60% per repossession. The provision for loan losses for the year ended September 30, 1996 consisted of a charge of approximately $16.4 million related to consumer lending and a credit provision of approximately $0.7 million related to real estate lending. The balance of indirect auto loans at September 30, 1997 was $88.4 million as compared to $148.2 million at September 30, 1996. Loan loss allowances related to indirect loans equaled $3.3 million at September 30, 1997.

         OTHER INCOME. For the fiscal year ended September 30, 1997, other income declined to $9.0 million from $10.1 million for the fiscal year ended September 30, 1996. Other income for the fiscal year ended September 30, 1997 included net gains on sales of securities, loans and property of $2.4 million as compared to net gains of $5.4 million for the fiscal year ended September 30, 1996, partially offset by increased servicing income, other fees and miscellaneous income.

         OTHER EXPENSES. Other expenses decreased $1.2 million to $34.4 million for the fiscal year ended September 30, 1997 from $35.6 million for the fiscal year ended September 30, 1996. As previously discussed, during the year ended September 30, 1996, the Bank recorded a pre-tax $6.6 million one-time SAIF assessment causing the federal insurance deposit premium to be $8.8 million for the fiscal year ended September 30, 1996. During the fiscal year ended September 30, 1997, the premiums declined to $1.0 million. Increases in other expenses reflect the expenses related to franchise growth of adding twenty-three additional full-service branches since September 30, 1995 and expanded loan servicing requirements related primarily to indirect automobile lending. This franchise growth resulted in the number of full-time equivalent employees increasing to 427 at September 30, 1997 from 383 at September 30, 1996 and a $2.6 million increase in compensation and benefits to $18.5 million at September 30, 1997 from $15.9 million at September 30, 1996.

         The Bank utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include a mainframe processing system licensed to the Bank by an outside vendor and various purchased software packages which are run on in-house computer networks. In 1997, the Bank initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Bank's mainframe software vendor and the majority of the other vendors which have been contacted have indicated that their hardware and/or software will be Year 2000 compliant. Testing will be performed for compliance. While there may be some expenses incurred during the next two years, Year 2000 compliance is not expected to have a material effect on the Company's consolidated financial statements.

         PROVISION FOR INCOME TAXES. Federal and state income taxes increased to $6.0 million for the fiscal year ended September 30, 1997 from $0.4 million for the fiscal year ended September 30, 1996. Higher taxes resulted from the increase in net income before provision for income taxes to $15.4 million for the fiscal year ended September 30, 1997 as compared to $1.0 million for the fiscal year ended September 30, 1996. The effective income tax rate of the Bank was 39.2% and 44.8% for fiscal years 1997 and 1996, respectively.


COMPARISON OF FINANCIAL CONDITION
AT SEPTEMBER 30, 1996 COMPARED TO SEPTEMBER 30, 1995

         Total assets were $1.490 billion at September 30, 1996 as compared to $1.209 billion at September 30, 1995. The increase of $281.0 million was the result of the acquisition of Palm Beach Savings on December 8, 1995 which had assets of approximately $109 million and an increase in loans receivable, net, of $182.9 million. Deposits increased $258.3 million to $1.137 billion at fiscal year end September 30, 1996 from $878.7 million at fiscal year ended September 30, 1995 because of continued aggressive pricing of certificate accounts and the additional accounts generated from opening eleven additional full service branch offices during the fiscal year ended September 30, 1996. Also, deposits of $103.8 million were acquired in conjunction with the purchase of Palm Beach Savings during fiscal 1996. Borrowed funds increased by $21.4 million to $211.0 million at fiscal year end September 30, 1996 as compared to $189.6 million at September 30, 1995. This increase was used to fund loan production during fiscal year 1996.

         Loans receivable, net, increased by $182.9 million to $1.008 billion at September 30, 1996 from $825.0 million at September 30, 1995. Loan originations were $539.6 million for the fiscal year ended September 30, 1996 as compared to $364.2 million for the fiscal year ended September 30, 1995. Approximately $78.5 million of net mortgage loans were acquired in conjunction with the purchase of Palm Beach Savings during fiscal year 1996. Loan repayments and sales increased during fiscal 1996 to $402.9 million from $134.9 million during fiscal 1995.

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

         Office properties and equipment increased to $23.1 million at September 30, 1996 from $17.8 million at September 30, 1995. The increase of $5.3 million was due to purchases related to eleven new branch offices opened in fiscal year 1996 and to renovations of the Reflections Office Centre, as previously discussed. In conjunction with its relocation, the Bank sold its home office during fiscal year 1996 for $1.1 million, recording a net gain on the sale of approximately $400,000. The Bank also updated its data processing mainframe computer and related software during fiscal 1996.

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

         Stockholders' equity increased to $105.4 million at September 30, 1996 from $104.6 million at September 30, 1995. Net income for the year was $0.5 million. The acquisition of PBS Financial Corp. in December 1995, through the issuance by the Company of 299,478 treasury shares at a price of $22.125 per share, increased stockholders' equity by $6.6 million. Stockholders' equity was increased by a reduction in the unrealized loss in fair value on available-for-sale securities of $1.4 million. In addition, there was a reduction in unallocated ESOP shares of $0.7 million and a reduction of unvested shares retained in the RRPs with a value of $0.5 million. During the fiscal year ended September 30, 1996, dividends totaled $2.1 million. A total of 345,853 shares were repurchased as treasury shares during the fiscal year 1996 at an average price per share of $22.10, reducing stockholders' equity by $7.6 million.


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

         Net interest income before provision for loan losses increased to $42.2 million for the fiscal year ended September 30, 1996 as compared to $32.1 million for the same period in the prior year. The increase was primarily due to the increase in loans receivable, net, to $1.008 billion at fiscal year ended September 30, 1996 from $825.0 million at fiscal year ended September 30, 1995. Net interest margin for fiscal 1996 was 3.18% as compared to 2.83% for fiscal 1995.

         INTEREST INCOME. Interest income increased $22.5 million, or 27.8%, to $103.5 million for the fiscal year ended September 30, 1996 from $81.0 million for the fiscal year ended September 30, 1995. The increase was primarily due to an increase in mortgage and consumer loans outstanding during fiscal year 1996. The average yield on interest-earning assets increased to 7.80% for the fiscal year ended September 30, 1996 from 7.15% for the fiscal year ended September 30, 1995.

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

         PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses increased by $15.4 million to $15.7 million for the fiscal year ended September 30, 1996 from $261,000 for the fiscal year ended September 30, 1995. During the later part of fiscal year 1996, the Bank experienced higher than anticipated charge-offs in connection with its indirect automobile lending portfolio. The increased loan loss provisions recorded during fiscal year 1996 were primarily to cover losses related to the indirect automobile lending program. The provision for loan losses for the year ended September 30, 1996 consisted of a charge of approximately $16.4 million, related to consumer lending and a credit provision of approximately $0.7 million related to real estate lending. Based upon an analysis of the overall performance of the indirect lending program, it was determined that no new applications for indirect loans would be accepted after September 30, 1996, thereby discontinuing the indirect lending program. The balance of indirect auto loans at September 30, 1996 was $148.2 million. Loan loss allowances related to indirect loans equaled $9.0 million at September 30, 1996.

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

         PROVISION FOR INCOME TAXES. Federal and state income taxes decreased to $0.4 million for the fiscal year ended September 30, 1996 from $3.6 million for the fiscal year ended September 30, 1995. Lower taxes resulted from the decline in net income to $0.5 million for the fiscal year ended September 30, 1996 as compared to $5.6 million for the fiscal year ended September 30, 1995. The effective income tax rate of the Bank was 44.8% and 38.8% for fiscal years 1996 and 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of funds comes from dividends from the Bank and repayment of funds advanced to the Bank. Management anticipates that these sources of funds should continue in the future. Primary uses of funds are payment of dividends to First Palm Beach Bancorp stockholders, repurchase of common stock through open market transactions and debt service related to the Senior Debentures.

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which periodically varies depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The current required ratio is 5%. The Bank historically has maintained a level of liquid assets in excess of this regulatory requirement. Liquid assets consist of, among other things, cash, cash equivalents, short and intermediate term U.S. Government and government agency securities. The maintenance of liquid assets allows for the possibility of withdrawal of deposits when interest rates fluctuate. The Bank's liquidity ratios were 11.0% and 16.3% at September 30, 1997 and September 30, 1996, respectively. At September 30, 1996 the liquidity ratio was unusually high due to loan sales of $141.4 million during the month of September. The majority of the proceeds of those sales were included in short term liquidity.

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

         The Bank's most liquid assets are cash and cash equivalents. The levels of these assets depend on the Bank's lending, investing, operating and deposit activities during any given period. At September 30, 1997, 1996 and 1995, cash and cash equivalents totaled $99.9 million, $161.4 million, and $25.1 million, respectively. The Bank's sources of funds include deposits, borrowings, proceeds from payments and prepayments on mortgage loans and mortgage-backed and related securities, proceeds from sales of mortgage-backed and related securities and loans, proceeds from the maturities of investment securities and sales of securities.

         The primary investment activity of the Bank is the origination of mortgage and consumer loans. During the fiscal years ended September 30, 1997, 1996 and 1995, the Bank originated mortgage and consumer loans in the aggregate amounts of $398.8 million, $539.6 million, and $364.2 million, respectively. In addition, net mortgage loans of approximately $78.5 million were acquired during the fiscal year ended September 30, 1996 with the purchase of Palm Beach Savings. Another investment activity of the Bank, but to a much lesser degree, is the investment of funds in REMICs, CMOs, mortgage-backed securities, U.S. Treasury and agency securities and FHLB-Atlanta overnight funds.

         The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Cash flows from operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $2.9 million, $11.0 million and $18.5 million for the fiscal years ended September 30, 1997, 1996 and 1995, respectively. Net cash used for investing activities consisted primarily of disbursement of loan originations, mortgage-backed and related securities purchases and investment purchases, offset by principal collections on loans and proceeds from the sale of loans, mortgage-backed and related securities, securities available for sale, repossessed automobiles and office properties and equipment, were $373.5 million, $40.5 million and $129.8 million for the fiscal years ended September 30, 1997, 1996 and 1995, respectively. Net cash provided by financing activities consisted primarily of net activity in deposits, advances and escrow accounts, as well as the issuance of senior debentures, and were $309.2 million, $165.7 million and $117.3 million for the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

         At September 30, 1997, the Bank had outstanding commitments to originate $31.2 million of loans. The Bank has determined that it will have sufficient funds available to meet all of its commitments. At September 30, 1997, certificates of deposit which were scheduled to mature in one year or less from September 30, 1997 totaled $706.9 million. Based on past experience, management is of the opinion that a significant portion of these funds will remain with the Bank. If disintermediation of deposits does occur, the Bank has the ability to borrow from the FHLB and/or sell available-for-sale securities. At September 30, 1997, the unrealized loss on available-for-sale securities, net of applicable income taxes, was $1.0 million which would become a realized loss if the securities were to be sold.

         It is management's opinion that sufficient liquid resources are available to meet all long and short term commitments of the Company.

         At September 30, 1997, the Bank exceeded each of the OTS capital requirements. At year-end both the Core (Tier 1) Capital to Adjusted Tangible Assets and Tangible Capital to Tangible Assets ratios were 7.07% (minimum requirements 4.0% and 1.5%, respectively). The Core (Tier 1) Capital to Risk-weighted Assets ratio was 14.13% (well capitalized requirement 6.0%) and Total Capital to Risk-weighted Assets ratio was 14.76% (minimum requirement 8.0%).


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


IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1996, FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement, which amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 requires that servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. SFAS No. 125 also requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. During the year ended September 30, 1997, the Company sold $27.7 million of loans and retained the loan servicing rights. The gain on the sale was determined in accordance with SFAS No. 125.

         In February 1997, FASB issued SFAS No.128, "Earnings per Share." This statement simplifies the standards for computing earnings per share previously required under Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share," and makes the computation comparable to international EPS standards. Basic EPS (formerly primary EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. If the

Company had adopted the provision of SFAS No. 128, basic EPS and diluted EPS would have been $1.91 and $1.86, respectively, for the year ended September 30, 1997.

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Bank's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

MARKET RISK ANALYSIS

         As a holding company for a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Since the majority of the Company's interest bearing liabilities and virtually all of the Company's interest-earning assets are held by the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed by management of the Bank. Based upon the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio is concentrated primarily in Palm Beach, Martin and Broward Counties in Florida and is therefore subject to risks associated with the local economy. As of September 30, 1997, the Company does not own any trading assets. At September 30, 1997, the Company does not have any hedging transactions in place such as interest rate swaps and caps.

         The Bank's interest rate management strategy is designed to stabilize net interest income and preserve capital. The Bank actively manages interest rate risk through the use of a simulation model which measures the sensitivity of future net interest income and the net portfolio value to changes in interest rates. In addition, the Bank regularly monitors interest rate sensitivity through analysis, measuring the terms to maturity or next repricing date of interest-earning assets and interest bearing liabilities. The matching of the maturities of assets and liabilities may be analyzed by examining the extent to which assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be "interest rate sensitive" within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity "gap" is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. A gap is considered negative when the amount of interest rate sensitive liabilities maturing or repricing within a specific time frame exceeds the amount of interest rate sensitive assets maturing or repricing within that same time frame. During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income while a positive gap would tend to result in an increase in net interest income. In a declining interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater decrease in the cost of its liabilities relative to the yield of its assets and thus an increase in the institution's net interest income, whereas an institution with a positive gap would be expected to experience the opposite results.

         At September 30, 1997, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing within the same time period by $279.3 million, representing a negative cumulative one-year gap of 15.4% of total assets compared to a negative cumulative one-year gap of 4.5% at September

30, 1996. Management believes that the negative gap of 4.5% at September 30, 1996 was unusually low due to loan sales of $141.4 million during the month of September 1996, which resulted in a higher than normal cash position at the end of that fiscal year, as the majority of the proceeds of those sales were included in cash and cash equivalents at September 30, 1996. Management has determined that the Bank has an acceptable and reasonable level of interest rate risk that will not compromise credit quality.

         The Bank's prepayment rates for its loans are based on the most recent assumptions used by the FHLB as of June 30, 1997. The FHLB assumptions could vary substantially from the actual prepayment rates experienced by the Bank. The assumptions are as follows:

                                                                                                          Annual Prepayment
                                               Type                                                              Rate
         ----------------------------------------------------------------------------------------------   -----------------
         ARM loans - current market index..............................................................               18.0%
         ARM loans - lagging market index..............................................................               18.0%
         Fixed-rate one- to four-family loans with maturities equal to or greater than five years:
                  Below 7% interest rate...............................................................                9.0%
                  7.00% to 7.99%.......................................................................               10.0%
                  8.00% to 8.99%.......................................................................               12.0%
                  9.00% to 9.99%.......................................................................               16.0%
                  10.00% and over......................................................................               25.0%
         Mortgage-backed and related securities with maturities equal to or greater than five years:
                  Below 7% interest rate...............................................................                8.0%
                  7.00% to 7.99%.......................................................................               12.0%
                  8.00% to 8.99%.......................................................................               17.0%
                  9.00% to 9.99%.......................................................................               26.0%
                  10.00% and over......................................................................               32.0%
         Other residential and all nonresidential loans................................................                6.0%
         Second mortgages..............................................................................               19.0%

         Decay rates indicate an assumed annual rate at which an interest-bearing liability will be withdrawn in favor of an account with a more favorable interest rate. Decay rates have been assumed for demand deposits, NOW accounts, passbook and money market deposits. The following decay rates are based on the most recent assumptions used by the FHLB as of June 30, 1997. The assumptions used at the dates indicated, although standardized, may not be indicative of actual withdrawals and repricing experienced by the Bank.

                                        3                6                                 More
                                      Months    3-6    Months     1-3     3-5     5-10    Than 10
                                      or Less  Months - 1 Year   Years   Years    Years    Years
                                      -------- ------- -------- -------- ------- -------- -------
                    Passbook            17%     17%      17%      17%     16%      14%     14%
                    NOW                 37%     37%      37%      32%     17%      17%     17%
                    Money market        79%     79%      79%      31%     31%      31%     31%

         The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1997 which are anticipated by the Bank, based upon certain assumptions described above, to reprice or mature in each of the future time periods shown. Except as stated above, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the term in which repricing will occur or the contractual terms of the asset or liability.

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

                                         ANTICIPATED PERIOD UNTIL MATURITY OR REPRICING

                                                                         At September 30, 1997
                                         -------------------------------------------------------------------------------------------
                                                                                           More         More
                                                                            More Than      Than 3       Than 5      More
                                         Less Than    3 to 6    6 Months   1 Year to 3   Years to 5   Years to    Than 10
                                         3 Months     Months   to 1 Year    Years         Years      10 Years     Years     Total
                                         --------- ----------  --------- ------------- ----------- ----------- ---------- ----------
                                                                                   (In  Thousands)
  INTEREST-EARNING ASSETS:
   Mortgage loans, net...............    $144,312  $  61,147   $ 114,389   $ 268,742       $205,160   $113,448   $ 84,860  $ 992,058
   Consumer loans, net...............      48,888     11,328      19,129      51,023         18,184        657         17    149,226
   Other loans.......................         802        231         389       1,021            360         13         --      2,816
   Interest-bearing deposits.........      78,806         --          --          --             --         --         --     78,806
   Securities held-to-maturity and...      10,050         --      40,066       9,955            405     12,451      1,529     74,456
   securities available-for-sale
   Mortgage-backed and related.......     100,713     39,801      81,879      81,259         70,165     44,450      3,378    421,645
   securities held-to-maturity and
   available-for-sale
   FHLB stock........................      18,296         --          --          --             --         --         --     18,296
                                         --------  ---------   ---------   ---------       --------   --------   --------  ---------
     Total interest-earning assets...     401,867    112,507     255,852     412,000        294,274    171,019     89,784  1,737,303
                                         --------  ---------   ---------   ---------       --------   --------   --------  ---------
  NON INTEREST-BEARING LIABILITIES:
    Non-interest bearing deposits....       4,969      5,121       8,132      16,823          4,501      6,041      3,926     49,513
                                         --------  ---------   ---------   ---------       --------   --------   --------  ---------
  INTEREST-BEARING LIABILITIES:
    Passbook and statement savings...       7,133      6,981      12,720      40,522         26,419     33,532     29,787    157,094
    NOW..............................       6,309      6,309      10,018      20,726          5,545      7,442      4,836     61,185
    Money market.....................       7,976      7,977       7,310       3,240          1,542      1,182        219     29,446
    Certificates of deposit..........     173,010    236,882     299,689     183,071         39,321         68         --    932,041
    Borrowed funds...................     123,946     50,000      75,000     145,925             --         --         --    394,871
    Senior debentures................          --         --          --          --         33,839         --         --     33,839
                                         --------  ---------   ---------   ---------       --------   ---------  --------  ---------
     Total non interest-bearing and..     323,343    313,270     412,869     410,307        111,167     48,265     38,768  1,657,989
     interest-bearing liabilities        --------  ---------   ---------   ---------       --------   --------   --------  ---------
  Interest sensitivity gap...........    $ 78,524  $(200,763)  $(157,017)  $   1,693       $183,107   $122,754   $ 51,016  $  79,314
                                         ========  =========   =========   =========       ========   =========  ========  =========
  Cumulative interest sensitivity gap    $ 78,524  $(122,239)  $(279,256)  $(277,563)      $(94,456)  $ 28,298   $ 79,314
                                         ========  =========   =========   =========       ========   ========   ========
  Cumulative interest sensitivity gap as
  a  percentage of total assets              4.34%     (6.76)%    (15.44)%    (15.35)%        (5.22)%     1.56%      4.39%
  Cumulative net interest-earning assets
  as a percentage of net non interest-
  bearing and interest-bearing liabilities 124.29%     80.80%      73.39%      80.99%         93.99%    101.75%    104.78%


INTEREST RATE RISK EXPOSURE COMPLIANCE

         Increases in the level of interest rates also may adversely affect the fair value of the Bank's securities and other earning assets. Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Bank's interest-earning assets, which could adversely affect the Bank's results of operations if sold, or, in the case of retained interest-earning assets classified as available-for-sale, the Bank's stockholders' equity. As of September 30, 1997, the Bank's securities portfolio included $267.8 million in securities classified as available for sale. Accordingly, as a result of adoption of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and the magnitude of the Bank's holdings of securities available-for-sale, changes in interest rates could produce significant changes in the value of such securities and could produce significant fluctuations in the stockholders' equity of the Bank. The Bank does not own any trading assets as of September 30, 1997.

         On a quarterly basis, an interest rate risk exposure compliance report is prepared and presented to the Bank's Board of Directors. This report, prepared in accordance with Thrift Bulletin #13 issued by the OTS, presents an analysis of the change in net interest income and net portfolio value resulting from an increase or decrease in the level of interest rates. All changes are measured as percentage changes from the values of projected net interest income and net projected portfolio value in the flat rate scenario. The calculated estimates of change in net interest income and net portfolio value are compared to current limits established by management and approved by the Board of Directors. The following is a summary of the interest rate exposure report as of September 30, 1997:

                                                  Net Interest Income          Net Portfolio Value
                                               ---------------------------  ---------------------------
              Change in Interest Rate                         Projected                    Projected
                                                  Limit         Change         Limit         Change
                                               ------------  -------------  ------------  -------------
              -400 Basis Points                    -75.00%        -18.18%       -85.00%        -51.52%
              -300 Basis Points                    -65.00%        -11.88%       -55.00%        -35.42%
              -200 Basis Points                    -45.00%         -7.06%       -40.00%        -21.54%
              -100 Basis Points                    -25.00%         -3.22%       -30.00%         -9.62%
              Flat Rate                                --             --            --             --
              +100 Basis Points                    -25.00%          2.82%       -30.00%          9.12%
              +200 Basis Points                    -45.00%          5.14%       -40.00%         11.35%
              +300 Basis Points                    -65.00%          8.59%       -55.00%         20.57%
              +400 Basis Points                    -75.00%          7.69%       -85.00%         17.43%

         The model utilized to create the report presented above makes various estimates at each level of interest rate change regarding cash flows from principal repayments on loans and mortgage-backed securities and/or call activity on investment securities. Actual results could differ significantly from these estimates, which would result in significant differences in the calculated projected change. In addition, the limits stated above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT


Board of Directors of First Palm Beach Bancorp, Inc.:

         We have audited the consolidated statements of financial condition of First Palm Beach Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Bank of Florida as of September 30, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary at September 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Certified Public Accountants
West Palm Beach, Florida

December 5, 1997

FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1996 AND 1997 (IN THOUSANDS)

                                                                                                          September       September
                                                                                                          30, 1996        30, 1997
                                                                                                          ----------     -----------
ASSETS
Cash and Cash Equivalents: (Note 1)
         Cash and amounts due from depository institutions............................................... $   19,438     $   21,123
         Interest-bearing deposits.......................................................................    141,975         78,806
                                                                                                          ----------     ----------
                Total cash and cash equivalents..........................................................    161,413         99,929
Securities Available-for-Sale (Notes 1, 2)...............................................................     27,551         59,468
Securities Held-to-Maturity (Approximate fair value - 1996, $7,042; 1997, $15,144)(Notes 1, 3)...........      6,981         14,988
Mortgage-Backed and Related Securities Available-for-Sale (Notes 1, 5)...................................    105,866        208,342
Mortgage-Backed and Related Securities Held-to-Maturity (Approximate fair value - 1996,..................    126,407        213,303
$127,495; 1997, $216,341) (Notes 1, 6)
Loans Receivable, Net of allowance for loan losses - 1996, $11,855; 1997, $6,046 (Notes 1, 7, 11)........  1,007,881      1,144,100
Real Estate Owned, Net of allowance for losses - 1996, $361; 1997, $161 (Note 1).........................      1,626          1,795
Repossessed Automobiles, At estimated fair value (Note 1)................................................      1,602            474
Office Properties and Equipment, Net (Notes 1, 8)........................................................     23,077         28,313
Federal Home Loan Bank Stock - At cost...................................................................     10,053         18,296
Accrued Interest Receivable (Notes 1, 7, 9)..............................................................      8,147          9,879
Goodwill (Note 1)........................................................................................      2,825          2,631
Other Assets.............................................................................................      6,591          6,902
                                                                                                          ----------     ----------
Total Assets............................................................................................. $1,490,020     $1,808,420
                                                                                                          ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposit Accounts (Note 10)............................................................................... $1,136,722     $1,229,279
Advances from Federal Home Loan Bank (Note 11)...........................................................    201,025        365,925
Securities Sold Under Agreements to Repurchase (Note 12).................................................     10,000         28,946
Senior Debentures, Net of unamortized issuance costs (Note 13)...........................................         --         33,839
Advances by Borrowers for Taxes and Insurance............................................................     14,657         17,866
Other Liabilities (Notes 1, 13, 14, 15)..................................................................     27,756         19,538
Deferred Income Taxes, Net (Notes 1, 14).................................................................     (5,565)            (3)
                                                                                                          ----------     ----------
                Total liabilities........................................................................  1,384,595      1,695,390
                                                                                                          ----------     ----------
Commitments and Contingencies (Notes 17, 18, 19)
Stockholders' Equity: (Notes 16, 19, 20)
         Preferred Stock ($.01 par value) authorized 1,000,000 shares; none outstanding                           --             --
         Common Stock ($.01 par value) authorized 10,000,000 shares; issued 5,496,375 shares;............         55             55
         outstanding 5,093,096 and 5,047,746 (net of treasury stock) at September
         30, 1996 and 1997, respectively
         Additional Paid-In Capital......................................................................     52,891         53,521
         Retained Earnings - Substantially restricted (Notes 19, 20).....................................     65,064         71,397
         Treasury Stock, at cost (403,279 shares at September 30, 1996 and 448,629 shares at September...     (8,660)        (9,825)
         30, 1997)
         Common Stock Purchased By: (Note 15)
                Employee stock ownership plan............................................................     (1,769)          (955)
                Recognition and retention plans..........................................................       (161)          (117)
         Unrealized Decrease in Fair Value on Available-for-sale Securities (Net of......................     (1,995)        (1,046)
         applicable income taxes) (Note 1)
                                                                                                          ----------     ----------
                Total stockholders' equity...............................................................    105,425        113,030
                                                                                                          ----------     ----------
Total Liabilities and Stockholders' Equity............................................................... $1,490,020     $1,808,420
                                                                                                          ==========     ==========

See Notes to Consolidated Financial Statements.

FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997 (IN THOUSANDS)

                                                                                For the Years Ended September 30,
                                                                               -------------------------------------
                                                                                  1995        1996         1997
                                                                               ----------- ------------ ------------
INTEREST INCOME:

Loans (Notes 1, 7).........................................................    $   54,638  $    84,090  $    87,746
Securities held-to-maturity, securities available-for-sale, and trading
securities (Note 1)........................................................         6,494        4,130        6,210
Mortgage-backed and related securities held-to-maturity and mortgage-backed
and related securities available-for-sale (Note 1).........................        19,199       14,487       22,037
Other......................................................................           633          825          937
                                                                               ----------  -----------  -----------
Total interest income......................................................        80,964      103,532      116,930
                                                                               ----------  -----------  -----------
INTEREST EXPENSE:
Deposits (Note 10).........................................................        37,847       48,614       57,535
Advances from Federal Home Loan Bank (Note 11).............................         8,699       11,974       13,445
Securities sold under agreements to repurchase (Note 12)...................         2,354          712          904
Senior debentures (Note 13)................................................            --           --          967
                                                                               ----------  -----------  -----------
Total interest expense.....................................................        48,900       61,300       72,851
                                                                               ----------  -----------  -----------
Net interest income........................................................        32,064       42,232       44,079
PROVISION FOR LOAN LOSSES (Notes 1, 7).....................................           261       15,704        3,281
                                                                               ----------  -----------  -----------
Net interest income after provision for loan losses (Note 1)...............        31,803       26,528       40,798
                                                                               ----------  -----------  -----------
OTHER INCOME:

Servicing income and other fees ...........................................    $    2,576  $     3,206  $     4,106
Net gain (loss) on sale of loans and mortgage-backed and related securities
available-for-sale (Notes 1, 5)............................................        (1,276)       3,557        1,324
Net gain (loss) on sale of securities available-for-sale (Notes 1, 2)......          (473)         959          278
Net gain on trading securities (Notes 1, 4)................................            89           --          294
Net gain on sale of property...............................................           975          460          551
Net gain on sale of loan servicing (Note 7)................................         1,008          412           --
Miscellaneous..............................................................         1,131        1,475        2,448
                                                                               ----------  -----------  -----------
Total other income.........................................................         4,030       10,069        9,001
                                                                               ----------  -----------  -----------
OTHER EXPENSES:
Employee compensation and benefits (Notes 15, 16)..........................        13,849       15,905       18,511
Early retirement program...................................................         2,361           --           --
Occupancy and equipment (Note 18)..........................................         4,259        4,830        6,729
Federal deposit insurance premium..........................................         1,799        8,848          977
Provision for losses and net losses on sale of real estate owned (Note 1)..            74          451          329
Advertising and promotion..................................................           679          663        1,005
Miscellaneous..............................................................         3,588        4,905        6,855
                                                                               ----------  -----------  -----------
Total other expenses.......................................................        26,609       35,602       34,406
                                                                               ----------  -----------  -----------
INCOME BEFORE PROVISION FOR INCOME TAXES...................................         9,224          995       15,393
                                                                               ----------  -----------  -----------
PROVISION (BENEFIT) FOR INCOME TAXES: (Notes 1, 14)
Current....................................................................         3,672        5,288          788
Deferred...................................................................           (94)      (4,842)       5,249
                                                                               ----------  -----------  -----------
Total provision for income taxes...........................................         3,578          446        6,037
                                                                               ----------  -----------  -----------
NET INCOME.................................................................    $    5,646  $       549  $     9,356
                                                                               ==========  ===========  ===========
PRIMARY EARNINGS PER SHARE (Note 1)........................................    $     1.11  $      0.11  $      1.86
                                                                               ==========  ===========  ===========
FULLY DILUTED EARNINGS PER SHARE (Note 1)..................................    $     1.11  $      0.11  $      1.85
                                                                               ==========  ===========  ===========

See Notes to Consolidated Financial Statements.

FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997 (IN THOUSANDS)

                                                                                                    Unrealized
                                                                                                    (Decrease)
                                                                                                     Increase in
                                                                                                     Fair Value
                                                                                Common     Common       on
                                                Additional                       Stock      Stock    Available-    Total
                                      Common     Paid-in   Retained  Treasury  Purchased  Purchased  for-Sale    Stock-holders'
                                      Stock      Capital   Earnings  Stock     by ESOP     by RRP    Securities     Equity
                                      --------  ---------  --------  -------- ---------  ---------  ---------   --------------
Balance at September 30, 1994....        55      51,935     61,999    (3,718)    (3,174)    (1,111)    (5,524)    100,462
 Net income......................        --          --      5,646        --         --         --         --       5,646
 Accretion of unrealized gain
 on securities and mortgage-
 backed and related securities
 transferred from available-
 for-sale to held-to-maturity,
 net of income taxes.............        --          --         --        --         --         --        (57)        (57)
 Change in unrealized losses of
 securities available-for-sale
 and mortgage-backed and related
 securities available-for-sale,
 net of income taxes.............        --          --         --        --         --         --      2,225       2,225
 Amortization of deferred
 compensation - Employee Stock
 Ownership Plan and
 Recognition and Retention Plans.        --         522         --        --        665        490         --       1,677
 Purchase of Treasury Stock at
 cost (225,600 shares)...........        --          --         --    (4,902)        --         --         --      (4,902)
 Exercise of stock options by
 certain directors and employees.        --        (724)        --     1,337         --         --         --         613
 Dividends of $0.20 per share....        --          --     (1,053)       --         --         --         --      (1,053)
                                      -----     -------    -------   -------  ---------   --------  ---------   ---------
Balance at September 30, 1995....        55      51,733     66,592    (7,283)    (2,509)      (621)    (3,356)    104,611
 Net income......................        --          --        549        --         --         --         --         549
 Accretion of unrealized gain
 on securities and
 mortgage-backed and related
 securities transferred from
 available-for-sale to
 held-to-maturity, net of
 income taxes....................        --          --         --        --         --         --        (41)        (41)

 Change in unrealized losses
 on securities
 available-for-sale and
 mortgage-backed and related
 securities
 available-for-sale, net of
 income taxes....................        --          --         --        --         --         --      1,402       1,402
 Amortization of deferred
 compensation - Employee Stock
 Ownership Plan and
 Recognition and Retention Plans.        --         733         --        --        740        460         --       1,933

 Issuance of 299,478 shares of
 Treasury Stock for the
 purchase of PBS Financial Corp..        --         496         --     6,130         --         --         --       6,626
 Purchase of Treasury Stock at
 cost (345,853 shares)...........        --          --         --    (7,642)        --         --         --      (7,642)
 Exercise of stock options by
 certain directors and employees.        --         (71)        --       135         --         --         --          64

 Dividends of $0.40 per share....        --          --     (2,077)       --         --         --         --      (2,077)
                                      -----     -------    -------   -------  ---------   --------  ---------   ---------
Balance at September 30, 1996....        55      52,891     65,064    (8,660)    (1,769)      (161)    (1,995)    105,425
 Net income......................        --          --      9,356        --         --         --         --       9,356
 Accretion of unrealized gain
 on securities and
 mortgage-backed and related
 securities transferred from
 available-for-sale to
 held-to-maturity, net of
 income taxes....................        --          --         --        --         --         --        (23)        (23)
 Change in unrealized losses
 on securities
 available-for-sale and
 mortgage-backed and related
 securities
 available-for-sale, net of
 income taxes....................        --          --         --        --         --         --        972         972
 Amortization of deferred
 compensation - Employee Stock
 Ownership Plan and
 Recognition and Retention Plans.        --         906         --        --        814         44         --       1,764

 Purchase of Treasury Stock at
 cost (114,000 shares)...........        --          --         --    (2,668)        --         --         --      (2,668)
 Exercise of stock options by
 certain directors and
 employees......................         --        (276)        --     1,503         --         --         --       1,227
 Dividends of $0.60 per share...         --          --     (3,023)       --         --         --         --      (3,023)
                                      -----     -------    -------   -------  ---------   --------  ---------   ---------
Balance at September 30, 1997...      $  55     $53,521    $71,397   $(9,825) $    (955)  $   (117) $  (1,046)  $ 113,030
                                      =====     =======    =======   =======  =========   ========  =========   =========

See Notes to Consolidated Financial Statements.

FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997 (IN THOUSANDS)

                                                                                                   For the Years Ended September 30,
                                                                                                   ---------------------------------
                                                                                                      1995        1996        1997
                                                                                                   ----------  ----------  ---------
CASH FLOW FROM (FOR) OPERATING ACTIVITIES:
 Net income........................................................................................  $  5,646  $     549   $  9,356
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation....................................................................................     1,308      1,227      2,056
   Employee Stock Ownership Plan and Recognition and Retention Plan Compensation Expense...........     1,677      1,933      1,764
   Amortization of senior debentures' issuance cost................................................        --         --         61
   Accretion of discounts, amortization of premiums, and other deferred yield items................      (910)      (538)    (1,338)
   Amortization of goodwill........................................................................        --        145        194
   Provision for loan losses.......................................................................       261     15,704      3,281
   Provision for losses and net losses on sales of real estate owned...............................        74        451        329
   Net realized and unrealized gain on trading securities..........................................       (89)        --       (294)
 Purchase of trading securities....................................................................        --         --    (63,073)
 Sale of trading securities........................................................................     5,003         --     63,277
 Net (gain) loss on sale of:
   Loans...........................................................................................       (84)    (3,494)        --
   Mortgage-backed and related securities available-for-sale.......................................     1,360        (63)      (948)
   Securities available-for-sale and stock.........................................................       473       (959)      (696)
   Property and equipment..........................................................................      (975)      (460)      (551)
 Decrease in loans held for sale...................................................................       127         --         --
 Changes in assets and liabilities net of effects from purchase of PBS Financial Corp.:
   Increase in accrued interest receivable.........................................................    (1,496)      (792)    (1,732)
   (Increase) decrease in other assets.............................................................     1,743     (1,330)      (342)
   Increase (decrease) in other liabilities - net of change in dividends payable and deferred taxes     4,339     (1,348)    (8,466)
                                                                                                     --------  ---------   --------
     Net cash provided by operating activities.....................................................    18,457     11,025      2,878
                                                                                                     --------  ---------   --------
CASH FLOW FROM (FOR) INVESTING ACTIVITIES:
 Loan originations and principal payments on loans.................................................  (255,190)  (286,867)  (161,347)
 Principal payments received on mortgage-backed and related securities.............................    42,877     37,830     57,225
 Purchases of:
   Loans...........................................................................................    (5,687)    (3,712)   (14,168)
   Mortgage-backed and related securities held-to-maturity.........................................   (49,883)        --   (134,449)
   Mortgage-backed and related securities available-for-sale.......................................        --    (41,360)  (236,168)
   Securities held-to-maturity.....................................................................   (13,475)        --    (15,413)
   Securities available-for-sale...................................................................   (74,906)  (361,931)  (152,510)
   Office properties and equipment.................................................................    (1,313)    (7,237)    (9,090)
 Net proceeds from sales of:
   Loans...........................................................................................    13,991    164,301     27,747
   Mortgage-backed and related securities available-for-sale.......................................    94,391     18,040    127,735
   Securities available-for-sale and stock.........................................................   100,965    294,117     72,111
   Repossessed automobiles.........................................................................       407     11,928     17,432
   Real estate acquired in settlement of loans.....................................................     1,085      2,395      3,178
   Office properties and equipment.................................................................     1,307      1,593      2,349
 (Purchase) sale of Federal Home Loan Bank stock...................................................        52       (525)    (8,243)
 Proceeds from maturities of securities............................................................    19,952    125,587     56,896
 Cash acquired through purchase of PBS Financial Corp. - net of cash payments relating to
 purchase..........................................................................................        --      9,873         --
 Other investing activities........................................................................    (4,340)    (4,509)    (6,821)
                                                                                                     --------  ---------   --------
    Net cash used for investing activities.........................................................  (129,767)   (40,477)  (373,536)
                                                                                                     --------  ---------   --------
CASH FLOW FROM (FOR) FINANCING ACTIVITIES:
 Senior debentures, net of issuance costs..........................................................        --         --     33,778
 Purchase of Treasury Stock at cost................................................................    (4,902)    (7,642)    (2,668)
 Exercise of stock options.........................................................................       613         64      1,227
 Net increase (decrease) in:
   NOW accounts, demand deposits, and savings accounts.............................................   (19,332)    55,343      7,931
   Certificates of deposit.........................................................................   179,720     98,872     84,626
   Advances from Federal Home Loan Bank............................................................    (1,050)    29,900    164,900
   Securities sold under agreement to repurchase...................................................   (39,290)    (8,427)    18,946
   Advances by borrowers for taxes and insurance...................................................     2,328       (539)     3,209
   Dividends paid on stock.........................................................................      (790)    (1,838)    (2,775)
                                                                                                     --------  ---------   --------
    Net cash provided by financing activities......................................................   117,297    165,733    309,174
                                                                                                     --------  ---------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................................     5,987    136,281    (61,484)
CASH AND CASH EQUIVALENTS, Beginning of year.......................................................    19,145     25,132    161,413
                                                                                                     --------  ---------   --------
CASH AND CASH EQUIVALENTS, End of year.............................................................  $ 25,132  $ 161,413   $ 99,929
                                                                                                     ========  =========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
   Supplemental Disclosure of Cash Flow Information:
     Cash paid for income taxes....................................................................  $  3,806  $    6,508  $   349
                                                                                                     ========  ==========  =======

           Cash paid for interest on deposits and other borrowings...............   $ 48,003   $ 60,640  $   71,972
                                                                                    ========   ========  ==========
         Supplemental Schedule of Noncash Investing and Financing Activities:
           Repossessed automobiles acquired in settlement of loans...............   $    765   $ 21,122  $   15,452
                                                                                    ========   ========  ==========
           Real estate acquired in settlement of loans...........................   $  1,057   $    961  $    3,580
                                                                                    ========   ========  ==========
         Decrease in unrealized loss on available-for-sale securities............   $  2,168   $  1,361  $      949
                                                                                    ========   ========  ==========


On December 8, 1995 the Company purchased all of the stock of PBS Financial Corp. Consideration paid for PBS:

         Cash....................................................................         --   $  1,107          --
         Capital stock issued....................................................         --      6,626          --
                                                                                               --------
         Total purchase price....................................................         --      7,733          --
         Fair value of net assets acquired.......................................         --     (4,763)         --
                                                                                               --------
         Goodwill................................................................         --   $  2,970          --
                                                                                               ========

See Notes to Consolidated Financial Statements.


FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997

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

         The accounting and reporting policies of the Company and the Bank conform in all material respects to generally accepted accounting principles. The following summarizes the more significant of these policies and practices.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and the Bank, and the Bank's wholly-owned subsidiaries, First Bank of Florida Mortgage Corporation, The Big First,

Inc. and First Corporate Center, Inc. The Company's business is conducted principally through the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

         The Bank was organized in 1934 as a federally chartered mutual savings and loan association. The Bank's principal business has been and continues to be attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in one-to four-family, owner occupied residential mortgage loans, construction loans, consumer and other loans, commercial real estate loans and multi-family residential mortgage loans.

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

         First Corporate Center, Inc. was formed in 1995. The primary purpose of the service corporation was to engage in maintenance and management of improved real estate. It is currently inactive.

         USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         CASH EQUIVALENTS - For presentation purposes in both the consolidated statements of financial condition and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         SECURITIES AVAILABLE-FOR-SALE AND MORTGAGE-BACKED AND RELATED SECURITIES AVAILABLE-FOR SALE - Securities available-for-sale and mortgage-backed and related securities available-for-sale are carried at fair value, based upon market or broker quotations. Deferred income taxes are provided on any unrealized appreciation or decline in value. Such appreciation or decline in value, net of deferred taxes, is reflected as a separate component of stockholders' equity. Gains and losses on the sale of securities available-for-sale and mortgage-backed and related securities available-for-sale are determined using the specific identification method.

         SECURITIES HELD-TO-MATURITY AND MORTGAGE-BACKED AND RELATED SECURITIES HELD-TO-MATURITY - Securities held-to-maturity and mortgage-backed and related securities held-to-maturity are carried at amortized cost. Premiums and discounts related to these securities are amortized to expense and accreted to income over the life of the securities using the interest method. These securities are classified as held-to-maturity based on management's intent and the Bank's ability to hold such securities to maturity.

         TRADING SECURITIES - Trading securities are carried at fair value, based upon market quotations. Unrealized holding gains or losses are included in earnings.

         LOANS HELD FOR SALE - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to earnings.

         INTEREST RATE RISK - The Bank is engaged principally in providing first mortgage loans (both adjustable rate and fixed rate mortgage loans) to individuals (see Note 7 for the composition of the mortgage loan portfolio at September 30, 1996 and 1997). To a lesser extent, the Bank also purchases and holds investment securities which primarily provide both fixed rate and floating rate returns. Mortgage loans and investment securities are funded primarily with short-term liabilities that have interest rates that vary with market rates over time. Net interest income and the market value of net interest-earning assets will fluctuate based on changes in interest rates and changes in the levels of interest-sensitive assets and liabilities. The actual duration of interest-earning assets and interest-bearing liabilities may differ significantly from the stated duration as a result of prepayment, early withdrawals and similar factors.

         PROVISION FOR LOAN LOSSES - Provision for loan losses, which increase the allowance for loan losses, is established by charges to earnings. Such allowance represents the amounts which, in management's judgment, are adequate to absorb charge-offs of existing loans which may become uncollectible. The adequacy of the allowance is determined by management's continuing evaluation of the loan portfolio in light of past loss experience, present economic conditions, and other factors considered relevant by management at the financial statement date. Loan evaluation occurs on a monthly basis with corresponding loan provisions adjusted quarterly. Anticipated changes in economic factors which may influence the level of the allowance are considered in the evaluation by management when the likelihood of the changes can be reasonably determined. In estimating the allowance for losses, consideration is given to asset performance, the financial condition of borrowers or guarantors, additional collateral provided, current and anticipated economic conditions, appraisals, cost of disposal, and holding costs. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary, which may be material, if economic conditions differ substantially from the assumptions used in making the evaluation. If additions to the original estimate of the allowance for loan losses are deemed necessary, they will be reported in earnings in the period in which they become reasonably estimable.

         On October 1, 1995, the Bank adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Recognition and Disclosures," an amendment of SFAS No. 114. These standards address the accounting for impairment of certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. Adoption of these standards included the identification of commercial, business and commercial real estate loans which are considered impaired under provisions of SFAS No. 114. Groups of smaller-balance homogeneous loans (generally residential mortgage and consumer installment and other loans) are collectively evaluated for impairment. Adoption of these statements did not have a material impact on the Bank's financial position or results of operations.

         Under the provisions of these standards a loan in impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rates as the discount rate. Alternatively, measurement may also be based on observable market prices, or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. Loans that are to be foreclosed are measured based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation is required as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

         REAL ESTATE OWNED - Properties acquired through foreclosure or a deed in lieu of foreclosure are initially recorded at cost, which is the estimated fair value of the property at the time the loan is foreclosed. If the fair value less the estimated cost to sell an individual property declines below the cost of such property, a provision for losses is charged to earnings. Subsequent costs relating to the improvement of property are capitalized in amounts not to exceed the property's fair value. Costs relating to holding the property are charged to expense when incurred. The amounts the Bank could ultimately recover from property acquired by foreclosure or deed in lieu of foreclosure could differ materially from the amounts used in arriving at the net carrying value of the assets because of future market factors beyond the Bank's control or changes in the Bank's strategy for attempting to recover its investment.

         REPOSSESSED AUTOMOBILES - Repossessed automobiles are carried at estimated fair value, which approximates management's estimate of proceeds to be received at time of disposition.

         OFFICE PROPERTIES AND EQUIPMENT - Office properties and equipment are carried at cost less accumulated depreciation. Land is carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from five to fifty years for buildings and improvements and three to ten years for furniture and equipment.

         GOODWILL - The Bank recorded goodwill in the amount of $2,970,000 in connection with the acquisition of PBS in December 1995. Such goodwill represents the excess of cost over net assets and identifiable intangible assets acquired in such acquisition. Goodwill is being amortized on a straight-line basis over 15 years. At September 30, 1997 the Bank had recorded $339,000 of accumulated amortization.

         UNCOLLECTED INTEREST - The Bank does not accrue interest on mortgage loans on which principal and/or interest is 90 days or more past due. When management determines that a loan is impaired, or not performing, the accrual of interest is immediately discontinued. At the time interest accruals are ceased, the Bank reverses previously accrued interest or provides an allowance for the loss of the uncollected interest. Interest ultimately collected is credited to income in the period of recovery.

         LOAN ORIGINATION FEES AND COSTS - Loan origination fees result from services performed by the Bank in originating mortgage loans. Such fees and certain direct incremental costs related to origination of such loans are deferred and reflected as an adjustment to the carrying value of mortgage loans. Deferred loan fees and costs are amortized to income over the life of the loans using the interest method. Fees paid to dealers in connection with the origination of consumer loans are deferred and amortized over the life of the loan using the interest method.

         INCOME TAXES - Deferred income taxes are provided on elements of income that are recognized for financial accounting purposes in periods different from such items recognized for income tax purposes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

         STOCK BASED COMPENSATION - Effective October 1, 1996, the Company adopted SFAS No. 123, "Stock Based Compensation." This statement requires the Company to choose between two different methods of accounting for stock options. The statement defines a fair-value-based method of accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." The Company has elected to continue using the accounting methods prescribed by APB No. 25 and to provide the pro forma disclosures in Note 16 required by SFAS No. 123.

         EARNINGS PER SHARE - Primary and fully diluted earnings per share for the years ended September 30, 1995, 1996 and 1997 were determined by dividing net income for fiscal year 1995 by 5,071,942 and 5,098,853; for fiscal year 1996 by 5,093,975 and 5,101,625; and for fiscal year 1997 by 5,025,762 and 5,067,216, the weighted average number of shares of common stock and common stock equivalents outstanding, respectively. Stock options are regarded as common stock equivalents and therefore considered in the primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

         IMPACT OF NEW ACCOUNTING STANDARDS - In June 1996, FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement, which amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 requires that servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. SFAS No. 125 also requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. During the year ended September 30, 1997, the Company sold $27.7 million of loans and retained the loan servicing rights. The gain on the sale was determined in accordance with SFAS No. 125.

         In February 1997, FASB issued SFAS No.128, "Earnings per Share." This statement simplifies the standards for computing earnings per share previously required under APB Opinion No. 15, "Earnings Per Share," and makes the computation comparable to international EPS standards. Basic EPS (formerly primary EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. If the Company had adopted the provision of SFAS No. 128, basic EPS and diluted EPS would have been $1.91 and $1.86, respectively, for the year ended September 30, 1997.

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Bank's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

         RECLASSIFICATIONS - Certain amounts in the 1995 and 1996 consolidated financial statements have been reclassified to conform to the presentation for 1997.


2.       SECURITIES AVAILABLE-FOR-SALE

         Securities available-for-sale at September 30, 1996 and 1997 are summarized as follows:

                                                                                Gross         Gross
                                                               Amortized      Unrealized    Unrealized     Estimated
                                                                 Cost           Gains         Losses       Fair Value
                                                               ---------      ----------    ----------     ----------
                                                                                   (In thousands)
     September 30, 1996:
        United States Government and agency securities          $27,002           $114          $11          $27,105
        Certificates of deposit ......................              396             --           --              396
        Other investments ............................               50             --           --               50
                                                                -------           ----          ---          -------
     Total ...........................................          $27,448           $114          $11          $27,551
                                                                =======           ====          ===          =======
        Weighted average interest rate ...............            6.28%
                                                                =======

     September 30, 1997
        United States Government and agency securities          $49,720           $174          $ 3          $49,891
        Municipal bonds ..............................            9,573             17           63            9,527
        Other investments ............................               50             --           --               50
                                                                -------           ----          ---          -------
     Total ...........................................          $59,343           $191          $66          $59,468
                                                                =======           ====          ===          =======
        Weighted average interest rate ...............            6.76%
                                                                =======

         The Bank enters into purchases of mortgage-backed securities under agreements to resell substantially identical securities. The securities underlying such agreements are book-entry securities and are delivered into a third-party custodian's account designated by the Bank under a written custodial agreement that explicitly recognizes the Bank's interest in the securities. The Bank had no securities purchased under agreements to resell transactions at September 30, 1996 and 1997 and there were no such transactions during the year ended September 30, 1997. During the fiscal year ended September 30, 1996 the securities purchased under agreements to resell had maturities ranging from daily to monthly and averaged approximately $15,551,000. The maximum amount outstanding at any month end during 1996 was $60,153,000.

         Proceeds from the sale of securities available-for-sale were $100,965,000, $294,117,000 and $71,661,000 during the fiscal years ended
September 30, 1995, 1996 and 1997, respectively. During the fiscal years ended September 30, 1995, 1996 and 1997, sales resulted in gross realized gains of $149,000, $996,000 and $326,000, respectively, and gross losses of $572,000,
$37,000 and $48,000, respectively.

         In November 1995, the Bank reclassified $10.5 million of municipal securities and $20.0 million of U.S. Treasury Notes from held-to-maturity to available-for-sale, in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers Guide," which allowed a one-time reclassification of securities between held-to-maturity and available-for-sale.

         At September 30, 1997, the Bank had pledged $2.0 million carrying value of securities available-for-sale as collateral for treasury, tax and loan accounts.

         The table below sets forth the contractual maturity distribution of the Bank's securities available-for-sale at September 30, 1997:


                                                             Estimated Fair
                                            Amortized Cost        Value
                                            --------------   --------------
                                                    (In thousands)
Due in one year or less .............          $    --          $    --
Due after one year through five years           44,939           45,050
Due after five years ................           14,404           14,418
                                               -------          -------
   Total ............................          $59,343          $59,468
                                               =======          =======

3.       SECURITIES HELD-TO-MATURITY

         Securities held-to-maturity at September 30, 1996 and 1997 are summarized as follows:

                                                                                   Gross             Gross
                                                                Amortized        Unrealized        Unrealized        Estimated
                                                                  Cost             Gains             Losses          Fair Value
                                                                ---------        ----------        ----------        ----------
                                                                                       (In thousands)
     September 30, 1996:
        United States Government and agency securities          $    6,981           $ 61          $      --          $ 7,042
                                                                ==========           ====          =========          =======
        Weighted average interest rate ...............               6.61%
                                                                ==========

     September 30, 1997
        United States Government and agency securities          $   14,988           $156          $      --          $15,144
                                                                ==========           ====          =========          =======

        Weighted average interest rate ...............               6.42%
                                                                ==========


         The table below sets forth the contractual maturity distribution of the Bank's securities held-to-maturity at September 30, 1997:

                                                                                  Estimated Fair
                                                                 Amortized Cost       Value
                                                                 --------------   --------------
                                                                         (In thousands)
Due in one year or less ...................................          $    --          $    --
Due after one year through five years .....................           14,988           15,144
Due after five years ......................................               --               --
                                                                     -------          -------
Total .....................................................          $14,988          $15,144
                                                                     =======          =======


4.       TRADING SECURITIES

         There were no trading securities as of September 30, 1996 and 1997. Proceeds from the sale of trading securities were $-0- and $63,277,000 in the years ended September 30, 1996 and 1997, respectively. During the years ended September 30, 1996 and 1997, sales resulted in gross realized gains of $-0- and $316,000, respectively, and gross realized losses of $-0- and $22,000, respectively.

5.       MORTGAGE-BACKED AND RELATED SECURITIES AVAILABLE-FOR-SALE

         Mortgage-backed and related securities available-for-sale at September 30, 1996 and 1997 are summarized as follows:

                                                                                Gross          Gross
                                                               Amortized      Unrealized     Unrealized        Estimated
                                                                 Cost           Gains          Losses          Fair Value
                                                               ---------      ----------     ----------        ----------
                                                                                     (In thousands)
           September 30, 1996:
             FHLMC pass-through certificates .........          $ 14,090          $ 38          $   --          $ 14,128
             FNMA pass-through certificates ..........             9,944            37              --             9,981
             Collateralized mortgage obligations .....            85,310             1           3,554            81,757
                                                                --------          ----          ------          --------
           Total .....................................          $109,344          $ 76          $3,554          $105,866
                                                                ========          ====          ======          ========

           September 30, 1997
             FHLMC pass-through certificates .........          $  1,223          $ --          $   --          $  1,223
             FNMA pass-through certificates ..........            54,420           123              66            54,477
             Collateralized mortgage obligations .....           154,603           587           2,548           152,642
                                                                --------          ----          ------          --------
           Total .....................................          $210,246          $710          $2,614          $208,342
                                                                ========          ====          ======          ========

         Proceeds from the sales of mortgage-backed and related securities available-for-sale were $94,391,000, $18,040,000 and $127,735,000 during the fiscal years ended September 30, 1995, 1996 and 1997, respectively. During the fiscal years ended September 30, 1995, 1996 and 1997, sales resulted in gross realized gains of $3,000, $81,000 and $951,000, respectively, and gross losses of $1,363,000, $18,000 and $3,000, respectively.

         Mortgage-backed and related securities represent participating interests in pools of long-term first mortgage loans. Although mortgage-backed and related securities are initially issued with a stated maturity date, the underlying mortgage collateral may be prepaid by the mortgagee and, therefore, such securities may not reach their maturity date.

         The Bank also invests in mortgage-related securities such as collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"). CMOs and REMICs are generally divided into tranches whereby principal repayments from the underlying mortgages are used in a predetermined order to retire the securities according to the priority of the tranches. The Bank invests in the following collateralized mortgage obligation tranches: first or second sequential; planned amortization class ("PAC"); targeted amortization class ("TAC"); and support or companion floating rate tranches. Such tranches have stated maturities ranging from 6 to 30 years, but because of prepayments, the expected weighted average life of these securities is approximately 5.0 years. At September 30, 1997, the Bank had $173.4 million in CMOs/REMICs. Of this amount, $20.8 million represents CMOs/REMICs classified as held-to-maturity with an approximate fair value of $20.7 million, and $152.6 million represents CMOs/REMICs classified as available-for-sale and reported at fair value. Market quotes are affected by key assumptions made when estimating fair value, including prepayment speeds, spreads to treasury securities and interest rate caps. Changes in key market assumptions may result in material fluctuations in the fair value of the CMO/REMICs and in the unrealized gain or loss on such securities. The majority of the CMOs/REMICs owned by the Bank are insured or guaranteed, either directly or indirectly, through mortgage-backed securities underlying the obligations by either the FNMA, FHLMC or GNMA. Depending on the amount of the Bank's mortgage-backed securities available-for-sale, fluctuations in the interest rate environment and other factors, stockholders' equity may be materially affected by categorizing these securities as available-for-sale. The Bank's CMOs/REMICs include $53.5 million of floating rate securities with interest caps ranging from 9% to 11.6%. The Bank's CMOs/REMICs may be subject to volatile price movements which usually result from prepayment on the underlying obligations. The Bank's CMOs/REMICs have coupon rates ranging from 5.0% to 7.5% and had a weighted average yield of 6.50% at September 30, 1997. The Bank purchases only

CMOs/REMICs rated AA or better by nationally recognized rating services. Management estimates that the $119.9 million of fixed rate tranches have an expected average life of approximately 3.6 years.


6.       MORTGAGE-BACKED AND RELATED SECURITIES HELD-TO-MATURITY

         Mortgage-backed and related securities held-to-maturity at September 30, 1996 and 1997 are summarized as follows:

                                                                              Gross        Gross
                                                             Amortized      Unrealized   Unrealized     Estimated
                                                               Cost           Gains        Losses       Fair Value
                                                             ---------      ----------   ----------     ----------
                                                                                 (In thousands)
           September 30, 1996:
             GNMA pass-through certificates ..........        $ 28,269        $  679        $ --        $ 28,948
             FHLMC pass-through certificates .........           9,267           242          --           9,509
             FNMA pass-through certificates ..........          39,292           586          66          39,812
             Collateralized mortgage obligations .....          49,579           274         627          49,226
                                                              --------        ------        ----        --------
           Total .....................................        $126,407        $1,781        $693        $127,495
                                                              ========        ======        ====        ========
           September 30, 1997
             GNMA pass-through certificates ..........        $122,032        $1,842        $ --        $123,874
             FHLMC pass-through certificates .........          11,555           271          --          11,826
             FNMA pass-through certificates ..........          58,942         1,003           8          59,937
             Collateralized mortgage obligations .....          20,774           158         228          20,704
                                                              --------        ------        ----        --------
           Total .....................................        $213,303        $3,274        $236        $216,341
                                                              ========        ======        ====        ========

         Although mortgage-backed and related securities held-to-maturity are initially issued with a stated maturity date, the underlying mortgage collateral may be prepaid by the mortgagee and therefore, such securities may not reach their maturity date.

         At September 30, 1997, the Bank had pledged $44.6 million carrying value of mortgage-backed and related securities held-to-maturity as collateral for municipal funds on deposit and securities sold under agreements to repurchase.

7.       LOANS RECEIVABLE

         Loans receivable at September 30, 1996 and 1997 consisted of the following:

                                                                                       For the Years Ended
                                                                                          September 30,
                                                                                -------------------------------
                                                                                    1996                1997
                                                                                -----------         -----------
                                                                                          (In thousands)
                 Real estate mortgage loans:
                    One- to four-family ................................        $   652,606         $   846,449
                    Commercial real estate .............................             51,754              40,905
                    Multi-family .......................................             17,564              14,904
                    Land ...............................................             24,489              23,028
                 Real estate construction loans ........................            130,499             115,636
                 Consumer loans ........................................            191,654             150,991
                 Other loans ...........................................              2,434               2,816
                                                                                -----------         -----------
                      Total gross loans ................................          1,071,000           1,194,729
                 Less:
                    Undisbursed portion of loans in process ............             61,633              52,776
                    Unearned discounts, premiums and deferred loan fees
                     and costs, net ....................................            (10,369)             (8,193)
                    Allowance for loan losses ..........................             11,855               6,046
                                                                                -----------         -----------
                 Loans receivable - net ................................        $ 1,007,881         $ 1,144,100
                                                                                ===========         ===========

         An analysis of the changes in the allowance for loan losses for the years ended September 30, 1995, 1996, and 1997 is as follows:


                                                                      For the Years Ended September 30,
                                                                  -----------------------------------------
                                                                   1995             1996             1997
                                                                  -------         --------         --------
                                                                               (In thousands)
                  Balance at beginning of period .........        $ 1,956         $  2,157         $ 11,855
                  Increase in allowance due to acquisition
                    of PBS ...............................             --            2,253               --
                  Current provision ......................            261           15,704            3,281
                  Charge-offs ............................            (92)          (8,630)         (11,283)
                  Recoveries .............................             32              371            2,193
                                                                  -------         --------         --------
                  Ending balance .........................        $ 2,157         $ 11,855         $  6,046
                                                                  =======         ========         ========

         During the latter part of fiscal 1995 and continuing in fiscal 1996, the Bank became more active in the indirect automobile lending market, and increases in the provision for loan losses during 1996 primarily reflect the losses associated with that type of consumer lending. Indirect automobile loans included in consumer loans totaled $148,186,000 and $88,379,000 at September 30, 1996 and 1997, respectively. As a result of higher than anticipated charge-off experience with the indirect automobile lending portfolio, primarily during the latter part of the fiscal year ended September 30, 1996, additional provisions for loan losses were recorded during the year ended September 30, 1996. The portion of the allowance for loan losses relating to consumer loans, including indirect automobile loans, was $9,463,000 and $3,796,000 at September 30, 1996 and 1997, respectively.

         In connection with the origination of indirect loans, the Bank paid a fee to automobile dealers. At September 30, 1996 and 1997, the unamortized balances of such fees were $7,351,000 and $3,175,000, respectively, and are included as deferred loan costs within loans receivable.

         The Bank originates both adjustable and fixed rate loans. There were no loans held for sale at September 30, 1996 or September 30, 1997.

         The composition and maturity or repricing structure of the loan portfolio at September 30, 1997 is presented below:

                             Fixed Rate                                         Adjustable Rate
         ----------------------------------------------       ----------------------------------------------
                 Term to Maturity            Book Value       Term to Maturity or Repricing       Book Value
         -----------------------------       ----------       -----------------------------       ----------
                                           (In thousands)                                       (In thousands)
         1 month - 1 year ............        $114,275        1 month - 1 year ...........         $124,019
         1 year - 3 years ............          41,180        1 year - 3 years ...........          131,814
         3 years - 5 years ...........          89,413        3 years - 5 years ..........          244,218
         5 years - 10 years ..........          25,101        5 years - 10 years..........           57,826
         10 years - 20 years .........         121,732        10 years - 20 years ........               29
         Over 20 years ...............         194,493        Over 20 years ..............               --
                                              --------                                             --------
         Total .......................        $586,194        Total ......................         $557,906
                                              ========                                             ========

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

         The Bank held commercial real estate, multi-family and land loans, totaling approximately $93,807,000 and $78,837,000 at September 30, 1996 and 1997, respectively. These loans are considered by management to be of somewhat greater risk of uncollectability because profitability and collectability of these loans depend to some extent on income production or future development of the real estate. The composition of commercial real estate loans, multi-family and land loans at September 30, 1996 and 1997, is approximately as follows:


                                                                                    September 30,
                                                                                ----------------------
                                                                                  1996           1997
                                                                                -------        -------
                                                                                    (In thousands)
                 Office buildings ......................................        $15,584        $ 9,975
                 Retail buildings ......................................         11,990         10,079
                 Warehouses ............................................          5,392          6,319
                 Adult care living facilities ..........................          3,832             --
                 Multi-family residential ..............................         17,564         14,904
                 Hotels and motels .....................................            224             --
                 Undeveloped land ......................................         24,489         24,390
                 Other .................................................         14,732         13,170
                                                                                -------        -------
                    Total ..............................................        $93,807        $78,837
                                                                                =======        =======

         At September 30, 1996 and 1997, the Bank's impaired loans consisted of the following:

                                                                                   September 30,
                                                                                --------------------
                                                                                 1996          1997
                                                                                ------        ------
                                                                                   (In thousands)
                 Impaired loan balances ................................        $7,649        $1,267
                 Related allowance for loan losses .....................        $1,125        $  349
                 Average recorded investment in impaired loans .........        $4,115        $4,924
                 Interest income recognized during impairment period ...        $  148        $  921

         Under the Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a federally chartered savings and loan association's aggregate commercial real estate loans may not exceed 400% of its capital as determined under the capital standards provisions of FIRREA. FIRREA does not require divestiture of any loan that was lawful when it was originated. The Bank is federally chartered and is currently in compliance with this limitation.

         Under FIRREA, the Bank may not make real estate loans to one borrower in excess of 15% of its unimpaired capital and surplus. This 15% limitation results in a dollar limitation of approximately $19.6 million at September 30, 1997. The Bank has no loans to one borrower in excess of this limitation.

         Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 1996 and 1997 were $169,245,000 and $82,476,000, respectively. The balance of $169,245,000 at September 30, 1996 included $99,843,000 of loans subserviced on a short-term basis in connection with a sale of loans and servicing. Custodial escrow balances maintained in connection with the foregoing loan servicing were $4,368,000 and $2,410,000 at September 30, 1996 and 1997, respectively.

         The Bank offers loans to its employees at preferential interest rates on adjustable mortgage loans, consumer loans, and personal lines of credit for full-time employees and salaried officers who have been employed by the Bank for a period of at least one year. In accordance with applicable regulations, this preferential interest rate does not apply to loans made to directors, the President, Executive Vice Presidents, Senior Vice Presidents and Vice Presidents. Loans to the directors and such officers are made in the ordinary course of business and on substantially the same terms and collateral as those prevailing at the time for comparable transactions. Loans to other employees are made in the ordinary course of business and on substantially the same terms and collateral, except for interest rates and fees, as those of comparable transactions prevailing at the time. The Bank's present policy is to make loans at 1% below the current rate (note rate) offered to the general public for the applicable loans, but not less than 2% over the Bank's current cost of funds. Direct out-of-pocket costs are charged to employees on such loans. The loans do not involve more than the normal risk of collectability or present other unfavorable features to the Bank.

         The total of loans to directors, officers and associates of such persons was approximately $1,185,000 at September 30, 1997.

8.       OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment at September 30, 1996 and 1997 consisted of the following:

                                                                                    September 30
                                                                                ----------------------
                                                                                 1996           1997
                                                                                -------        -------
                                                                                    (In thousands)
                 Land ..................................................        $ 7,448        $ 6,151
                 Buildings and improvements ............................         14,568         18,048
                 Furniture and equipment ...............................         14,139         18,452
                                                                                -------        -------
                 Total .................................................         36,155         42,651
                 Less accumulated depreciation .........................         13,078         14,338
                                                                                -------        -------
                 Office properties and equipment - net .................        $23,077        $28,313
                                                                                =======        =======


9.       ACCRUED INTEREST RECEIVABLE

         Accrued interest receivable at September 30, 1996 and 1997 consisted of the following:

                                                                                   September 30,
                                                                                --------------------
                                                                                 1996          1997
                                                                                ------        ------
                                                                                   (In thousands)
                 Loans .................................................        $6,415        $6,526
                 Investments ...........................................           442         1,067
                 Mortgage-backed and related securities ................         1,290         2,286
                                                                                ------        ------
                 Accrued interest receivable ...........................        $8,147        $9,879
                                                                                ======        ======


10.      DEPOSIT ACCOUNTS

         Deposit accounts, by type and range of rates, at September 30, 1996 and 1997 consisted of the following:

                                                                                               September 30,
                                                                                       ----------------------------
                                                                                          1996               1997
                                                                                       ----------        ----------
                                                                                               (In thousands)
            Passbook and statement accounts - 1996 and 1997, 3.62% and 3.65%,
              respectively ....................................................        $  150,433        $  157,094
                                                                                       ----------        ----------
            Interest-bearing NOW accounts 1996 and 1997, 1.41% and 0.75%,
              respectively ....................................................            59,716            61,185
                                                                                       ----------        ----------
            Non-interest bearing NOW accounts .................................            39,649            49,513
                                                                                       ----------        ----------
            Variable Rate Money Market Accounts 1996 and 1997, 2.40% and 2.18%,
              respectively ....................................................            39,667            29,446
                                                                                       ----------        ----------
            Certificates:
               Less than 3.00% ................................................               833               252
               3.00% - 3.99% ..................................................               303               466
               4.00% - 4.99% ..................................................            86,471            51,009
               5.00% - 5.99% ..................................................           595,436           722,063
               6.00% - 6.99% ..................................................           131,927           139,753
               7.00% - 7.99% ..................................................            32,151            18,356
               8.00% or greater ...............................................               136               142
                                                                                       ----------        ----------
                 Total certificate accounts ...................................           847,257           932,041
                                                                                       ----------        ----------
            Total .............................................................        $1,136,722        $1,229,279
                                                                                       ==========        ==========

         The weighted-average cost of deposits at September 30, 1996 and 1997 was 4.87% and 4.99%, respectively.

         Individual deposits greater than $100,000 at September 30, 1996 and 1997 aggregated approximately $118,618,000 and $122,930,000, respectively.

         Interest expense on deposits consisted of the following during the years ended September 30, 1995, 1996 and 1997:

                                                                   For the Years Ended September 30,
                                                                 -------------------------------------
                                                                  1995           1996           1997
                                                                 -------        -------        -------
                                                                            (In thousands)
                  Passbook and statement accounts .......        $ 1,902        $ 4,088        $ 5,549
                  NOW accounts ..........................            877            856            716
                  Money market accounts .................          1,432          1,094            781
                  Certificate accounts ..................         33,636         42,576         50,489
                                                                 -------        -------        -------
                  Total .................................        $37,847        $48,614        $57,535
                                                                 =======        =======        =======

         Interest on deposit accounts is net of interest forfeited by depositors on early withdrawal of certificate accounts of approximately $197,000, $165,000 and $208,000 for the years ended September 30, 1995, 1996 and 1997, respectively.

         Scheduled maturities of certificate accounts are as follows:

                                                                                   September 30, 1997
                                                                                -------------------------
                                                                                 Amount           Percent
                                                                                --------          -------
                                                                                  (Dollars in thousands)
                 MATURITY
                 Less than 1 year ......................................        $706,879            75.84%
                 1 year - 2 years ......................................         138,977            14.91%
                 2 years - 3 years .....................................          46,610             5.00%
                 3 years - 4 years .....................................          26,986             2.90%
                 4 years - 6 years .....................................          12,589             1.35%
                                                                                --------           ------
                 Total .................................................        $932,041           100.00%
                                                                                ========           ======


         Under FIRREA, any insured depository institution that does not meet its applicable minimum capital requirements may not accept brokered deposits. This prohibition includes renewals and rollovers of existing brokered deposits and deposit solicitations at higher than prevailing interest rates paid by institutions in the Bank's normal market area. Even though the Bank meets all of the applicable minimum capital requirements at September 30, 1997, the Bank had no brokered deposits.

         The Deposit Insurance Funds Act of 1996 mandated that all depository institutions that are insured by the Savings Associations Insurance Fund ("SAIF") were required to pay a one-time special assessment of 65.7 basis points (subject to certain adjustments) on SAIF-insured deposits that were held at March 31, 1995 to recapitalize the SAIF portion of the FDIC fund. The assessment was intended to bring the SAIF's reserve ratios to a comparable level of the Bank Insurance Fund at 1.25% of total insured deposits. In connection with the recapitalization, the FDIC also lowered SAIF premiums from $0.23 per $100 to $0.064 per $100 of insured deposits in January 1997. The Bank's pre-tax share of this special assessment was $6.6 million and is included in the consolidated financial statements at September 30, 1996.

11.      ADVANCES FROM FEDERAL HOME LOAN BANK

         The Bank had outstanding advances from the FHLB of $201,025,000 bearing a weighted average interest rate of approximately 5.88% at September 30, 1996 and $365,925,000 bearing a weighted average interest rate of 5.98% at September 30, 1997. The advances at September 30, 1997 are repayable as follows:

                                   Year Ending September 30               Amount
                              --------------------------------         ------------
                              1998 ............................        $220,000,000
                              1999 ............................         145,000,000
                              2000 ............................             925,000
                                                                       ------------
                              Total ...........................        $365,925,000
                                                                       ============

         The terms of a security agreement with the FHLB include a blanket floating lien that requires the Bank to maintain qualifying first mortgage loans as pledged collateral in an amount equal to, when discounted at 65% of the unpaid principal balances, the advances.

         As of September 30, 1997, the Bank had total credit available with the FHLB of $500,000,000. With $365,925,000 currently advanced, remaining credit available equals $134,075,000.


12.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         During the fiscal years ended September 30, 1996 and 1997, all of the Bank's securities sold under agreements to repurchase ("Reverse Repurchase Agreement") transactions were fixed-coupon reverse repurchase agreements. Securities underlying the Reverse Repurchase Agreements were delivered to the broker-dealer who arranged the transactions. The agreements at September 30, 1997 matured in October 1997.

         Information concerning reverse repurchase agreements is summarized as follows:

                                                                                   1996                1997
                                                                                -----------         -----------
                 Average balance during the year .......................        $11,935,000         $15,574,000
                 Average interest rate during the year .................              5.97%               5.80%
                 Maximum month-end balance during the year .............        $28,408,000         $28,946,000
                 Balance at year-end ...................................        $10,000,000         $28,946,000
                 Securities underlying the agreements at year-end:
                 Carrying value ........................................        $12,193,840         $30,680,441
                 Estimated fair value ..................................        $12,233,176         $31,201,850


13.      SENIOR DEBENTURES

         On June 30, 1997, the Company issued $35.0 million of 10.35% Senior Debentures, maturing on June 30, 2002. The interest on the Senior Debentures is payable semi-annually in arrears on June 30 and December 31 of each year commencing December 31, 1997. The Senior Debentures may not be redeemed prior to maturity. The indenture entered into by the Company in connection with the Senior Debentures includes certain covenants which, among other things, limit the disposition of voting stock of the Bank, limit the ability to become liable on certain forms of indebtedness, provide for consolidated net worth requirements, provide that the Company shall not allow the Bank to be classified as other than "Well Capitalized" and restrict dividend or other distributions and stock repurchases. At September 30, 1997 approximately $905,000 of accrued interest is included in Other Liabilities in the accompanying consolidated Statement of Financial Condition. Issuance costs related to the Senior Debentures were $1,161,000 and are being amortized over the life of the debt using the interest method. At September 30, 1997, the Company had amortized approximately $61,400 of such issuance costs. The net proceeds of the debenture issue are being used for general corporate purposes.

14.      INCOME TAXES

         The Bank is permitted under the Internal Revenue Code (the "Code") to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. The Bank's deduction for the year ended September 30, 1995 was based upon the percentage of income method, as defined by the Code. During the year ended September 30, 1996, the Bank used the experience method, as defined by the Code, to compute its bad debt deduction. As required by recent legislation, for the year ended September 30, 1997, the Bank used the specific charge-off method to determine its bad debt deduction in the computation of its taxable income. These methods differ from the provision for loan losses used for financial reporting purposes. Pursuant to the Bank's adoption of SFAS No. 109, no deferred taxes have been provided on the income tax reserves for years prior to 1988 of $21,912,000. This tax reserve for bad debts is included in taxable income of later years only if the bad debt reserve is used subsequently for purposes other than to absorb bad debts losses. Because the Bank does not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes have been provided. SFAS No. 109 requires the recognition of deferred tax consequences of differences between financial statement and income tax treatment of allowances for loan losses arising after December 31, 1987.

         The components of the provision for income taxes for the years ended September 30, 1995, 1996 and 1997 are as follows:

                                                                              September 30,
                                                                 --------------------------------------
                                                                   1995            1996           1997
                                                                 -------         -------         ------
                                                                             (In thousands)
                  Current - Federal .....................        $ 3,174         $ 4,525         $  751
                  Current - State .......................            498             763             37
                                                                 -------         -------         ------
                  Total current .........................          3,672           5,288            788
                                                                 -------         -------         ------
                  Deferred - Federal ....................            (80)         (4,134)         4,482
                  Deferred - State ......................            (14)           (708)           767
                                                                 -------         -------         ------
                  Total deferred ........................            (94)         (4,842)         5,249
                                                                 -------         -------         ------
                  Total provision .......................        $ 3,578         $   446         $6,037
                                                                 =======         =======         ======

         The provision for income taxes differs from the amounts determined by applying the federal income tax rate to income before income taxes for the following reasons:


                                                                               For the Years Ended September 30,
                                                 -------------------------------------------------------------------------------
                                                          1995                         1996                         1997
                                                 ---------------------        --------------------------------------------------
                                                 Amount             %         Amount            %          Amount             %
                                                 ------            ---        ------           ---         ------            ---
                                                                               (Dollars in thousands)
       Tax at federal tax rate ...............   $ 3,229           35.0%       $ 348           35.0%       $ 5,388           35.0%
       Benefit of graduated rates ............       (92)          (1.0)%        (10)          (1.0)%         (154)          (1.0)%
       Increase resulting from:
       State income taxes, net of federal
         income tax benefit ..................       310            3.4%          37            3.7%           531            3.5%
       Other - net ...........................       131            1.4%          71            7.1%           272            1.7%
                                                 -------           ----        -----           ----        -------           ----
       Total provision and effective tax rate    $ 3,578           38.8%       $ 446           44.8%       $ 6,037           39.2%
                                                 =======           ====        =====           ====        =======           ====

         The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at September 30, 1996 and 1997 are presented below:

                                                                                        September 30,
                                                                                   -----------------------
                                                                                     1996           1997
                                                                                   -------         -------
                                                                                        (In thousands)
              Deferred tax liabilities:
                Depreciation ..............................................        $   629         $    --
                Loan fee income ...........................................          1,218           1,534
                FHLB stock dividends ......................................            625             311
                Investment in partnership .................................            570             579
                Other .....................................................             --             203
                                                                                   -------         -------
              Gross deferred tax liabilities ..............................          3,042           2,627
                                                                                   -------         -------
              Deferred tax assets:
                Excess of book bad debt reserve over tax reserve ..........          3,337             799
                Depreciation ..............................................             --              79
                Retirement plan ...........................................            588             289
                Accrued compensation ......................................             72              68
                AMT credit ................................................            117             117
                Mark-to-market adjustment - Securities available-for-sale .            970             656
                Deferred compensation .....................................             20              --
                Other .....................................................            158             188
                SAIF assessment ...........................................          2,471              --
                NOL carryforward ..........................................            874             434
                                                                                   -------         -------
              Gross deferred assets .......................................          8,607           2,630
              Less valuation allowance for deferred tax assets ............             --              --
                                                                                   -------         -------
              Gross deferred tax assets net of valuation allowance ........          8,607           2,630
                                                                                   -------         -------
              Net deferred tax (asset) ....................................        $(5,565)        $    (3)
                                                                                   =======         =======



15.      BENEFIT PLANS

         PENSION PLAN - Substantially all employees participate in the Bank's funded qualified defined benefit pension plan. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates during those years. Currently, the Bank's policy is to fund the qualified retirement plan in an amount that falls between the minimum contribution required by the Employee Retirement Income Security Act of 1974, as amended, and the maximum tax deductible contribution. Plan assets consist primarily of common stock, mutual funds and U.S. Government obligations.

         The plan also has one wholly-owned subsidiary. Employees First Insurance Agency, Inc. is an active subsidiary which receives fees from the endorsement of mortgage insurance related products. Assets of Employees First Insurance Agency, Inc. were $53,000 as of September 30, 1997 and are reflected in the pension plan assets at book value.

         At September 30, 1997, the pension plan held 16,681 shares of the common stock of the Company with a market value of $34.81 per share. Cash dividends of $0.40 and $0.60 per share were received on the shares during the fiscal years ended September 30, 1996 and 1997, respectively.

         Pension expense for the plan amounted to $421,000 in 1995, $360,000 in 1996 and $377,000 in 1997 and included the following components:

                                                                 1995          1996           1997
                                                               -------         -----         -------
                                                                           (In thousands)
                  Service cost ........................        $   551         $ 424         $   503
                  Interest cost .......................            908           669             706
                  Return on assets ....................         (1,238)         (665)         (1,990)
                  Net amortization and deferral .......            200           (68)          1,158
                                                               -------         -----         -------
                  Pension expense .....................        $   421         $ 360         $   377
                                                               =======         =====         =======


         Fiscal year end 1995, 1996 and 1997 pension expense amounts were based upon actuarial computations. The early retirement program expense in fiscal year 1995 included approximately $1.9 million of pension related expense.

         The following sets forth the funded status of the qualified plan at September 30, 1996 and 1997:

                                                                                  1996            1997
                                                                                -------         -------
                                                                                    (In thousands)
                 Actuarial present value of benefit obligations:
                    Vested benefits ....................................        $ 5,674         $ 5,920
                    Nonvested benefits .................................            427             585
                                                                                -------         -------
                 Accumulated benefit obligations .......................          6,101           6,505
                 Effect of anticipated future compensation levels and
                   other events ........................................          2,838           3,308
                                                                                -------         -------
                 Projected benefit obligation ..........................          8,939           9,813
                 Fair value of assets held in the plans (estimated) ....          8,388          10,515
                                                                                -------         -------
                 (Deficiency) surplus of plan assets under projected
                   benefit obligation ..................................        $  (551)        $   702
                                                                                =======         =======

         The (deficiency) surplus consisted of the following:


                                                                                  1996            1997
                                                                                -------         -------
                 Unamortized transition asset ..........................        $   289         $   241
                 Unrecognized net gain .................................            382           1,227
                 Accrued pension liability .............................         (1,222)           (766)
                                                                                -------         -------
                 Total .................................................        $  (551)        $   702
                                                                                =======         =======


         At September 30, 1996 and 1997, the weighted average discount rate used to measure the projected benefit obligation was 8%. The rates of increase in future compensation levels are estimated at 7% and 6.5% at September 30, 1996 and 1997, respectively. The expected long-term rate of return on assets is estimated at 9% at both September 30, 1996 and 1997.

         EMPLOYEE STOCK OWNERSHIP PLAN - The Bank established an Employee Stock Ownership Plan ("ESOP") for eligible employees in connection with the Conversion. The ESOP borrowed $4.2 million from the Company and purchased 423,200 common shares issued in the Conversion. The Bank has made and is expected to make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. In accordance with generally accepted accounting principles, the unallocated common stock held by the ESOP is shown as a reduction of stockholders' equity. During the fiscal years ended September 30, 1995, 1996 and 1997, ESOP expense was $1,128,000, $1,337,000 and $1,511,000, respectively, which is included in employee compensation and benefits.

         RECOGNITION AND RETENTION PLANS - The Bank has established two Recognition and Retention Plans ("RRPs") which purchased in the aggregate 211,600 shares of common stock in the Conversion. The Bank contributed $2.1 million to fund the purchase of the RRP shares. Awards generally vest in three equal annual installments commencing on the first anniversary date of the effective date of the awards. The aggregate purchase price of these shares is amortized as compensation expense as participants become vested. The unamortized cost, which is comparable to deferred compensation, is reflected as a reduction of stockholders' equity. During fiscal years ended September 30, 1995, 1996 and 1997, RRP expense totaled $490,000, $460,000 and $44,000, respectively, which is included in employee compensation and benefits.


16.      STOCK OPTION PLANS

         STOCK OPTION PLANS - The Company adopted stock option plans for the benefit of directors, officers, and other key employees of the Bank. The number of shares of common stock reserved for issuance under the stock option plans was initially 529,000 shares or 10% of the total number of common shares issued pursuant to the Conversion. Under the terms of the stock option plans, the option exercise price cannot be less than the fair value of the underlying common stock as of the date of the option grant, and the maximum option term cannot exceed ten years. The stock options awarded to directors may be exercised at any time after grant provided the grantee remains a director of the Company.

         A portion of the options outstanding at September 30, 1997 were granted prior to the fiscal year 1997. Included in these outstanding options are: 1) 168,907 options granted to certain employees and directors on September 29, 1993 at an exercise price of $10.00 per share which are fully vested; 2) 26,500 options granted to two directors on September 17, 1996 at an exercise price of $22.94 per share which are fully vested; and 3) 20,000 options granted to two employees on July 15, 1996 at an exercise price of $20.13 per share, 9,800 of which are fully vested, 9,800 of which vest on July 15, 1998 and 400 of which vest on July 15, 1999.

         In January 1997, the stockholders approved the reservation of an additional 250,000 shares of common stock for issuance under the 1993 First Palm Beach Bancorp, Inc. Incentive Stock Option Plan. On March 18, 1997, the Company granted 233,000 non-qualified stock options to certain officers of the Bank at an exercise price of $29.06 per share, all of which are exercisable as of the date of grant. On April 28, 1997, the Company granted 10,000 non-qualified stock options to an officer of the Bank at an exercise price of $27.38, all of which are exercisable as of the date of grant. On June 30, 1997, the Company granted 8,000 incentive stock options to an officer of the Bank at an exercise price of $33.19, which options are exercisable at a rate of 33 1/3% per year beginning June 30, 1998. At September 30, 1997 there were 26,500 options available for future issuance to directors and 968 options available for officers and employees. Below is a summary of transactions:

                                                                                                Option Price
                                                                                         --------------------------
                                                                        Number of         Average
                                                                         Options         Price Per       Aggregate
                                                                       Outstanding         Share           Price
                                                                       -----------       ---------     ------------
               Balance -- September 30, 1994 ...................         344,687         $   10.00     $  3,446,870
                 Granted .......................................              --             --                  --
                 Exercised .....................................        (100,054)        $   10.00       (1,000,540)
                 Canceled ......................................            (668)        $   10.00           (6,680)
                                                                         -------                       ------------
               Balance - September 30, 1995 ....................         243,965         $   10.00        2,439,650
                 Granted .......................................          46,500         $   21.73        1,010,445
                 Exercised .....................................          (6,408)        $   10.00          (64,080)
                 Canceled ......................................              --             --                  --
                                                                         -------                       ------------
               Balance - September 30, 1996 ....................         284,057         $   11.92        3,386,015
                 Granted .......................................         251,000         $   29.13        7,310,813
                 Exercised .....................................         (68,650)        $   10.00         (686,500)
                 Canceled ......................................              --             --                  --
                                                                         -------                       ------------
               Balance - September 30, 1997 ....................         466,407         $   21.46     $ 10,010,328
                                                                         =======         =========     ============

         Options exercisable at each of fiscal year end September 30, 1995, 1996 and 1997 were 191,950, 237,557 and 448,207, respectively. The Company adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock-based Compensation," as of October 1, 1996. The estimated fair value of options granted since December 15, 1994 is summarized as follows:

                                                                     Exercise      Fair Value of
                              Grant Date           # Options          Price           Options
                              ----------           ---------         --------      --------------
                                7/15/96              20,000           $20.13            $4.31
                                9/17/96              26,500            22.94             3.89
                                3/18/97             233,000            29.06             4.76
                                4/28/97              10,000            27.38             4.42
                                6/30/97               8,000            33.19             6.75


         The weighted average fair value of options granted during the fiscal years ended September 30, 1996 and 1997 were $4.07 and $4.81, respectively.

         Had compensation cost for the Company's stock options been determined based on the fair value at the grant date, for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the years ended September 30, 1996 and 1997 would have been reduced to the pro forma amounts indicated below:

                                                             Year Ended            Year Ended
                                                          September 30, 1996    September 30, 1997
                                                          ------------------    ------------------
                            Net Income
                            --------------------------
                              As reported                      $549,000             $9,356,000
                              Pro Forma                        $492,000             $8,629,000
                            Primary Earnings Per Share
                            --------------------------
                              As reported                      $   0.11             $     1.86
                              Pro Forma                        $   0.10             $     1.72

         The fair value of options granted under the Company's stock option plans during the fiscal years ended September 30, 1996 and 1997 was estimated using the Binary Option Pricing Model with the following assumptions used: dividend yield of 1.70%, expected volatility of 22%, risk free interest rates of 5.70% and 5.91% for expected lives of 2 years and 3 years, respectively.


17.      EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

         EMPLOYMENT AGREEMENTS - Both the Company and the Bank are a party to an Employment Agreement with each of Messrs. Davis, the President and Chief Executive Officer, and Guemple, the Executive Vice President and Chief Operating Officer, (each, a "Contract Executive"). These Employment Agreements establish the respective duties and compensation of the Contract Executives and are intended to ensure that the Bank and the Company will be able to maintain a stable and competent management base. The continued success of the Bank and the Company depends to a significant degree on the skills and competence of the Contract Executives.

         The Employment Agreements, which supercede previous agreements entered into with Messrs. Davis and Guemple, provide for an initial term of thirty-six
(36) full calendar months beginning May 20, 1997. The Bank's

Employment Agreements provide that, prior to the first anniversary date, and on each anniversary date thereafter, the Bank's Board of Directors may agree, after conducting a performance evaluation of the Contract Executive, to extend the Employment Agreements for an additional year so that the remaining terms shall be three years. The Company's Employment Agreements provide for perpetual extensions such that the remaining unexpired term shall be three years unless written notice of non-renewal is given by the Board of Directors or the Contract Executive, in which event the term becomes a fixed period of three years beginning on the notice date.

         The Employment Agreements provide for termination by the Bank or the Company at any time with or without cause as defined in the Employment Agreements. In the event the Bank or the Company choose to terminate the Contract Executive's employment for reasons other than for cause, or in the event of the Contract Executive's resignation from the Bank and the Company upon (i) failure to re-elect the Contract Executive to his current offices or to more senior positions, (ii) a material change in the executive's functions, duties or responsibilities that is not cured within 30 days after notice, (iii) any material breach of a term, covenant or condition of the Employment Agreements that is not cured within 30 days after notice, or (iv) following a change of control as defined in the Employment Agreements ("Change of Control"), demotion, loss of title, office or significant authority or responsibility, relocation of the Contract Executive's principal office, material adverse change in working conditions, or failure to include the Contract Executive in compensation and benefit plans comparable to those in effect for similarly situated executives of the acquiror, the Contract Executive or, in the event of death, his beneficiary, would be entitled to a lump sum cash payment in an amount equal to the remaining base salary and bonus payments due to the Contract Executive and the additional contributions or benefits that would have been earned under each employee benefit plan of the Bank or the Company for which the Contract Executive is eligible during the remaining terms of the Employment Agreements and payments that would have been made under any incentive compensation plan during the remaining terms of the Employment Agreements. The Bank and the Company would also continue the Contract Executive's life, health and disability insurance coverage for the remaining terms of the Employment Agreements. Following a Change in Control, the remaining term of each Employment Agreement is deemed to be 36 months.

         If termination, voluntary or involuntary, follows a change in control of the Bank or the Company, the Contract Executive or, in the event of death, his beneficiary, would be entitled to a severance payment equal to the greater of the remaining payments under the agreement or three times his average annual compensation over the past five years set forth in the employment agreement with the Bank or the Company. In general, for purposes of the Employment Agreements, a "Change of Control" will generally be deemed to occur (i) when a person or group of persons acting in concert acquires beneficial ownership of the shares of any class of equity security, such as common stock of the Company or the Bank, representing at least 20% of the combined voting power of all outstanding securities in the election of directors, or (ii) upon stockholder approval of a merger or consolidation, or upon liquidation or sale of substantially all the assets of the Company or the Bank, or (iii) if there occurs a contested election of directors which results in a change in the majority composition of the Board of Directors of the Company or the Bank over a two-year look-back period.

         Payments to each Contract Executive under the Bank's Employment Agreements will be guaranteed by the Company in the event that payments or benefits are not paid by the Bank. Payment and benefits under the Employment Agreements made contingent upon a change in control, if they would constitute an excess parachute payment under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code") would be reduced to the extent necessary to avoid creating an excess parachute payment.

         CHANGE OF CONTROL AGREEMENTS - Each of the Bank and the Company are parties to a Change of Control Agreement ("COC") with eight executive officers and one other officer, none of whom are parties to an Employment Agreement. Certain of these supersede previous agreements. Each COC is intended to ensure that the Bank and the Company will be able to maintain a stable and competent management base upon a Change of Control of the Bank and the Company.

         Each COC has a three-year term. Commencing on the first anniversary date of the COC and continuing on each anniversary thereafter, the Bank COC may be renewed by the Board of Directors of the Bank for an additional year so that the remaining term shall be three years. The Company COC extends automatically each year such that the remaining unexpired term shall be three years on each anniversary date unless written notice of non-extension is given at least sixty days prior to any anniversary date. The COC provides that at any time following a Change in Control of the Company or the Bank, if the Company or the Bank terminates the officer's employment for any reason other than cause, or if the officer terminates his employment following the employer's failure to comply with any material provision of the COC that is not cured within 10 days after notice, the officer's demotion, loss of title, office or significant authority, a reduction in the officer's compensation or benefits, or relocation of the officer's principal place of employment more than 25 miles, the officer, or, in the event of death, his beneficiary, would be entitled to receive a severance payment equal to three times the officer's annual salary and highest bonus, plus continued insurance benefits for up to three years. Payments under the COC are guaranteed by the Company in the event that payments or benefits are not paid by the Bank.

         Payments and benefits resulting under the COC upon a change in control as defined for purposes of Section 280G of the Code, if they would constitute an excess parachute payment under Section 280G of the Code, would be reduced to the extent necessary to avoid creating an excess parachute payment.


18.      COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Bank makes commitments to extend credit. Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements of the Bank. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral may include single-family homes, marketable securities, and income-producing residential and commercial properties. Credit losses may occur if one of the parties fails to perform in accordance with the terms of the contract. The Bank's exposure to credit risk is represented by the contractual amount of the commitments to extend credit. The Bank had commitments to originate loans approximating $40,608,000 at September 30, 1996 and $31,153,000 at September 30, 1997. The Bank had commitments to purchase loans of $-0- and $3,491,000 at September 30, 1996 and September 30, 1997, respectively. The Bank had letters of credit approximating $3,393,000 and $783,000 outstanding at September 30, 1996 and 1997, respectively.

         Commitments to purchase securities are contracts for delayed delivery of securities in which the seller agrees to make delivery at a specified future date of a specified instrument at a specified price of yield. Risks arise from the possible inability of counter-parties to meet the terms of their contracts and from movements in securities values and interest rates. The Bank had commitments to purchase investment securities or mortgage pool and related securities of $20,000,000 and $-0- at September 30, 1996 and 1997.

         The Bank had commitments to sell mortgage pool securities of $20,000,000 and $-0- at September 30, 1996 and September 30, 1997, respectively.

         The Bank leases various properties for original periods ranging from one to ten years. Rent expense for the fiscal years ended September 30, 1995, 1996 and 1997 was $798,000, $1,154,000 and $1,485,000, respectively. At
September 30, 1997, future minimum lease payments under these operating leases are as follows:

                                     Year Ending September 30            Amount
                                 -------------------------------     -------------
                                                                     (In thousands)
                                 1998 ..........................        $1,364
                                 1999 ..........................           993
                                 2000 ..........................           790
                                 2001 ..........................           439
                                 2002 ..........................           189
                                 Thereafter ....................           171
                                                                        ------
                                 Total .........................        $3,946
                                                                        ======


19.      REGULATORY CAPITAL REQUIREMENTS

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below of Total and Core (Tier 1) capital to risk-weighted assets, and of Core capital to average assets, as defined in the regulations. As of September 30, 1997, the Bank exceeded all capital adequacy requirements to which it is subject.

         As of September 30, 1997, the most recent notification from the Office of Thrift Supervision categorized the Bank as Well Capitalized under the framework for Prompt Corrective Action. To be considered Well Capitalized under the Prompt Corrective Action provisions, the Bank must maintain minimum risk based and core capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's categorization.

         The following tables present the capital of the Bank at September 30, 1996 and 1997:

                                                                                                            To Be Considered
                                                                                                            Well Capitalized
                                                                                                              Under Prompt
                                                                                   For Capital              Corrective Action
                                                          Actual                 Adequacy Purposes              Provisions
                                                 ------------------------     ------------------------    ------------------------
                                                  Amount            Ratio      Amount            Ratio     Amount            Ratio
                                                 --------           -----     --------           -----    --------           -----
                                                                               (Dollars in thousands)
       As of September 30, 1996:
       Total Capital (to Risk-weighted Assets)   $103,668           12.28%     $67,518           8.00%     $84,398           10.00%
       Core (Tier 1) Capital (to Adjusted
         Tangible Assets) ....................   $ 92,244            6.17%     $59,768           4.00%     $74,710            5.00%
       Tangible Capital (to Tangible Assets) .   $ 92,244            6.17%     $22,413           1.50%         N/A              N/A
       Core (Tier 1) Capital (to Risk-weighted
         Assets) .............................   $ 92,244           10.93%         N/A             N/A     $50,639            6.00%

         As of September 30, 1996, the Bank's tangible assets, adjusted tangible assets and risk-weighted assets were $1,494,207,000, $1,494,207,000 and $843,976,000, respectively.

                                                                                                            To Be Considered
                                                                                                            Well Capitalized
                                                                                                              Under Prompt
                                                                                   For Capital              Corrective Action
                                                          Actual                 Adequacy Purposes              Provisions
                                                 ------------------------     ------------------------    ------------------------
                                                  Amount            Ratio      Amount            Ratio     Amount            Ratio
                                                 --------           -----     --------           -----    --------           -----
                                                                               (Dollars in thousands)
       As of September 30, 1997:
       Total Capital (to Risk-weighted Assets)   $133,761           14.76%     $72,481           8.00%     $90,602           10.00%
       Core (Tier 1) Capital (to Adjusted
         Tangible Assets) ....................   $128,065            7.07%     $72,423           4.00%     $90,529            5.00%
       Tangible Capital (to Tangible Assets) .   $128,065            7.07%     $27,159           1.50%         N/A              N/A
       Core (Tier 1) Capital (to Risk-weighted
         Assets) .............................   $128,065           14.13%         N/A             N/A     $54,361            6.00%

         As of September 30, 1997 the Bank's tangible assets, adjusted tangible assets and risk-weighted assets were $1,810,580,000, $1,810,580,000 and $906,017,000, respectively.


20.      STOCKHOLDERS' EQUITY

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

         Current regulations allow the Bank to pay dividends on its stock after the Conversion if its regulatory capital would not thereby be reduced below the amount then required for the Liquidation Account. Capital distribution regulations limit the Bank's ability to make capital distributions which include dividends, stock redemptions and repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account based on their capital level and supervisory condition. Unlike the Bank, the Company is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the source of future dividends is likely to depend upon dividends from the Bank. In addition, the Indenture pursuant to which the Company issued its 10.35% Senior Debentures Due 2002, contains certain restrictions on the payment of dividends by the Company and the Bank. Federal regulations also preclude any repurchase of the stock by the Bank or its holding company for three years after Conversion except for purchases of qualifying shares of a director and repurchases pursuant to an offer made on a pro rata basis to all stockholders and with prior approval of the Office of Thrift Supervision or pursuant to an open-market stock repurchase program that complies with certain regulatory criteria. During fiscal 1994, the Company completed a stock repurchase which was approved by the Office of Thrift Supervision totaling 274,819 shares of common stock. During fiscal 1995, the Company purchased 225,600 shares of an OTS approved repurchase of 261,453 shares to be completed by September 30, 1995. The additional 35,853 shares settled the first two business days after September 30, 1995. During fiscal 1996, the Company completed a repurchase of 310,000 shares approved by the OTS relating to the purchase of PBS Financial Corp. (See Note 1) During fiscal 1997, the Company purchased 114,000 shares of an OTS approved repurchase of 509,310 shares which, at the Company's option, could have been completed by September 30, 1997.

21.      REGULATORY EXAMINATIONS

         At periodic intervals, both the OTS and, as a result of FIRREA, the Federal Deposit Insurance Corporation ("FDIC"), routinely examine the Bank's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

         The OTS last concluded an examination of the Bank's financial statements in April 1997. Such examination did not result in any material adjustments.

         A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Bank's 1997 financial statements. In view of FIRREA and the increasingly uncertain regulatory environment in which the Bank now operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 1997 financial statements cannot presently be determined.


22.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119 ("SFAS No. 107"), requires the estimation of fair values of financial instruments.

         Estimates of fair value are made at a specific date, based upon, where available, relevant market prices and information about the financial instrument. For a substantial portion of the Bank's financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic conditions, perceived risks associated with these financial instruments and their counterparts, future expected loss experience and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and therefore cannot be compared to the historical accounting model. Use of different assumptions or methodologies are likely to result in significantly different fair value estimates.

         The estimated fair values presented neither include nor give effect to the values associated with the Bank's existing customer relationships, extensive branch banking network or property, or certain tax implications related to the realization of unrealized gains or losses. Also under SFAS No. 107, the fair value of non-interest bearing NOW deposits, interest bearing NOW accounts, passbook and statement accounts and money market accounts is equal to the carrying amount because these deposits have no stated maturity. The approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding.

         The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at September 30, 1996 and 1997:

         CASH AND CASH EQUIVALENTS - The carrying amounts reported in the consolidated statement of financial condition for cash and cash equivalents approximates their fair value.

         INVESTMENT SECURITIES - Fair value is determined by reference to quoted market prices.

         MORTGAGE-BACKED AND RELATED SECURITIES - Fair value is determined by use of broker price estimates.

         LOANS RECEIVABLE - The fair value of loans was estimated using a method which approximates the effect of discounting the estimated future cash flows over the expected repayment periods using rates which consider credit risk, servicing costs and other relevant factors.

         DEPOSITS WITH NO STATED MATURITY - Current carrying amounts approximate estimated fair value.

         FIXED MATURITY CERTIFICATES - Fair value was estimated by discounting the contractual cash flows using current market rates offered in the Bank's market area for deposits with comparable terms and maturities.

         ADVANCES FROM FHLB - Fair value is estimated using rates currently offered for advances of similar remaining maturities.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - Fair value is estimated using rates currently offered for securities sold under agreements to repurchase of similar remaining maturities.

         SENIOR DEBENTURES - Fair value is estimated using rates offered for an advance from the FHLB with a similar maturity.

         COMMITMENTS TO EXTEND CREDIT AND PURCHASE SECURITIES - At September 30, 1996 and 1997, the fair value of commitments to extend credit and purchase securities was considered insignificant due to the short term nature of the commitments and other market considerations.

         The carrying amounts and fair value of the Bank's financial instruments are as follows:

                                                                   September 30, 1996                  September 30, 1997
                                                              ----------------------------        ----------------------------
                                                               Carrying                            Carrying
                                                                Value           Fair Value          Value           Fair Value
                                                              ----------        ----------        ----------        ----------
                                                                                        (In thousands)
           Financial Assets:
           Cash and cash equivalents .................        $   19,438        $   19,438        $   21,123        $   21,123
           Interest earning deposits .................           141,975           141,975            78,806            78,806
           Investment securities .....................            44,585            44,646            92,752            92,908
           Mortgage-backed and related securities ....           232,273           233,361           421,645           424,683
           Loans receivable ..........................         1,007,881           981,926         1,144,100         1,126,729
           Financial Liabilities:
           Deposits ..................................        $1,136,722        $1,115,722        $1,229,279        $1,207,123
           Advances from FHLB ........................           201,025           200,237           365,925           365,248
           Securities Sold Under Agreements to
             Repurchase ..............................            10,000            10,156            28,946            28,963
           Senior Debentures .........................                --                --            33,839            38,513



23.      CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

         The following condensed statements of financial condition as of September 30, 1996 and 1997, and the condensed statements of operations and statements of cash flows for the years ended September 30, 1995, 1996 and 1997 should be read in conjunction with the consolidated financial statements and the related notes.

                                                                                          September 30
                                                                                  ---------------------------
                   Statements of Financial Condition (in thousands)                  1996             1997
                                                                                  ---------         ---------
                 Assets:
                   Cash and cash equivalents:
                    Cash and amounts due from depository institutions ....        $   2,864         $   9,404
                   Office properties and equipment - net .................            2,932             2,898
                   Equity in net assets of Bank ..........................           92,912           129,566
                   Receivable from Bank ..................................            7,364             5,854
                   Other assets ..........................................               33             1,217
                                                                                  ---------         ---------
                 Total assets ............................................        $ 106,105         $ 148,939
                                                                                  =========         =========
                 Liabilities and Stockholders' Equity:
                   Senior debentures - net of issuance costs .............        $      --         $  33,839
                   Other liabilities .....................................              680             2,070
                                                                                  ---------         ---------
                 Total liabilities .......................................              680            35,909
                 Stockholders' Equity:
                   Common stock ..........................................               55                55
                   Additional paid-in capital ............................           52,891            53,521
                   Retained earnings - substantially restricted ..........           65,064            71,397
                   Treasury stock ........................................           (8,660)           (9,825)
                   Common stock purchased by:
                    Employee Stock Ownership Plan ........................           (1,769)             (955)
                    Recognition and Retention Plans ......................             (161)             (117)
                   Unrealized loss on available-for-sale securities ......           (1,995)           (1,046)
                                                                                  ---------         ---------
                 Total stockholders' equity ..............................          105,425           113,030
                                                                                  ---------         ---------
                 Total liabilities and stockholders' equity ..............        $ 106,105         $ 148,939
                                                                                  =========         =========



                                                                                  Years Ended September 30,
        Statements of Operations (in thousands)                               1995          1996           1997
                                                                             ------        -----         --------
      Interest income ...............................................        $  887        $ 293         $    443
      Interest expense ..............................................            --           --              967
                                                                             ------        -----         --------
      Net interest income ...........................................           887          293             (524)
                                                                             ------        -----         --------
      Other income:
        Equity in undistributed earnings of Bank ....................         5,222          556            9,755
        Miscellaneous ...............................................           322          (21)             328
                                                                             ------        -----         --------
      Total other income ............................................         5,544          535           10,083
      Miscellaneous operating expenses ..............................           525          278              459
                                                                             ------        -----         --------
      Total expenses ................................................           525          278              459
                                                                             ------        -----         --------
      Income before income taxes ....................................         5,906          550            9,100
        Provision (benefit) for income taxes ........................           260            1             (256)
                                                                             ------        -----         --------
      Net income ....................................................        $5,646        $ 549         $  9,356
                                                                             ======        =====         ========

                                                                                     Years Ended September 30,
        Statements of Cash Flows (in thousands)                               1995             1996             1997
                                                                             -------         --------         --------
      Cash flow from (for) operating activities:
        Net income ..................................................        $ 5,646         $    549         $  9,356
        Adjustments to reconcile net income to net cash provided by
         (used for) operating activities:
          Equity in undistributed earnings of Bank ..................         (5,222)            (556)          (9,755)
          Depreciation ..............................................             68               66               36
          Amortization of senior debentures' issuance cost ..........             --               --               61
          Net increase in taxes due from Bank .......................             --               --           (5,915)
          (Increase) decrease in other assets .......................            805             (997)               6
          Increase (decrease) in other liabilities net of dividend
           payable ..................................................           (530)            (615)           5,867
                                                                             -------         --------         --------
           Net cash provided by (used by) operating activities ......            767           (1,553)            (344)
                                                                             -------         --------         --------
      Cash flow from (for) investing activities:
        Decrease in receivable from Bank ............................          4,589            7,740            1,510
        Capital contribution to Bank ................................             --               --          (25,000)
        Sale of building to Bank ....................................             --            4,280               --
        Purchase of office properties, equipment and land ...........           (205)            (578)              (2)
        Principal payment received on ESOP loan .....................            665              740              814
        Cash acquired through purchase of PBS Financial Corp. net of
         cash payments relating to purchase .........................             --              233               --
                                                                             -------         --------         --------
          Net cash provided by (used for) investing activities ......          5,049           12,415          (22,678)
                                                                             -------         --------         --------
      Cash flow from (for) financing activities:
        Proceeds of senior debentures - net of issuance cost ........             --               --           33,778
        Purchase of Treasury Stock at cost ..........................         (4,902)          (7,642)          (2,668)
        Sale of Treasury Stock for exercise of stock options ........            613               64            1,227
        Dividends paid on stock .....................................           (790)          (1,838)          (2,775)
                                                                             -------         --------         --------
          Net cash provided by (used for) financing activities ......         (5,079)          (9,416)          29,562
                                                                             -------         --------         --------
      Net increase in cash and cash equivalents .....................            737            1,446            6,540
      Cash and cash equivalents, beginning of year ..................            681            1,418            2,864
                                                                             -------         --------         --------
      Cash and cash equivalents, end of year ........................        $ 1,418         $  2,864         $  9,404
                                                                             =======         ========         ========
      Supplemental disclosure of cash flow information:
        Cash paid for income taxes ..................................        $ 3,806         $  6,508         $    349
                                                                             =======         ========         ========
      Supplemental schedule of non-cash investing and financing
        activities:
        Decrease in unrealized loss on available-for-sale securities         $ 2,168         $  1,361         $    949
                                                                             =======         ========         ========

24.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                    For the Year Ended September 30, 1995
                                                             -----------------------------------------------------
                                                              First         Second         Third          Fourth
                                                             Quarter        Quarter        Quarter        Quarter
                                                             -------        -------        -------        --------
         Interest income ............................        $17,980        $20,040        $21,327        $ 21,617
         Interest expense ...........................         10,441         12,173         13,087          13,199
                                                             -------        -------        -------        --------
         Net interest income ........................          7,539          7,867          8,240           8,418
         Provision for loan losses ..................             17            141            167             (64)
                                                             -------        -------        -------        --------
         Net interest income after provision for loan
           losses ...................................          7,522          7,726          8,073           8,482
         Other income ...............................          1,838          1,141            659             392
         Other expense ..............................          8,664          6,127          5,876           5,942
                                                             -------        -------        -------        --------
         Income before income tax expense ...........            696          2,740          2,856           2,932
         Income taxes ...............................            265          1,103          1,148           1,062
                                                             -------        -------        -------        --------
         Net income .................................        $   431        $ 1,637        $ 1,708        $  1,870
                                                             =======        =======        =======        ========
         Primary and fully diluted earnings per share        $  0.09        $  0.32        $  0.34        $   0.36
                                                             =======        =======        =======        ========

                                                                     For the Year Ended September 30, 1996
                                                            -----------------------------------------------------
                                                             First         Second         Third          Fourth
                                                            Quarter        Quarter        Quarter        Quarter
                                                            -------        -------        -------        --------
         Interest income ...........................        $23,161        $26,505        $26,932        $ 26,934
         Interest expense ..........................         13,780         15,673         15,654          16,193
                                                            -------        -------        -------        --------
         Net interest income .......................          9,381         10,832         11,278          10,741
         Provision for loan losses .................            627            957          1,429          12,691
                                                            -------        -------        -------        --------
         Net interest income (loss) after provision
           for loan losses .........................          8,754          9,875          9,849          (1,950)
         Other income ..............................          1,557          1,495          1,560           5,457
         Other expense .............................          6,109          6,912          6,884          15,697
                                                            -------        -------        -------        --------
         Income (loss) before income tax expense ...          4,202          4,458          4,525         (12,190)
         Income taxes ..............................          1,678          1,783          1,835          (4,850)
                                                            -------        -------        -------        --------
         Net income (loss) .........................        $ 2,524        $ 2,675        $ 2,690        $ (7,340)
                                                            =======        =======        =======        ========
         Primary and fully diluted earnings (loss)
           per share ...............................        $  0.50        $  0.52        $  0.53        $  (1.44)
                                                            =======        =======        =======        ========

         The fiscal 1996 fourth quarter results of operations include a pre-tax $12.7 million charge to the provision for loan losses primarily related to the Bank's consumer lending portfolio as well as a one-time special pre-tax assessment of $6.6 million for the recapitalization of the SAIF portion of the FDIC insurance fund.

                                                                     For the Year Ended September 30, 1997
                                                              ----------------------------------------------------
                                                               First         Second         Third          Fourth
                                                              Quarter        Quarter        Quarter        Quarter
                                                              -------        -------        -------        -------
         Interest income .............................        $26,988        $27,507        $30,442        $31,993
         Interest expense ............................         16,568         16,562         18,711         21,010
                                                              -------        -------        -------        -------
         Net interest income .........................         10,420         10,945         11,731         10,983
         Provision for loan losses ...................            802            567            831          1,081
                                                              -------        -------        -------        -------
         Net interest income after provision for loan
           losses ....................................          9,618         10,378         10,900          9,902
         Other income ................................          1,907          2,134          1,952          3,008
         Other expense ...............................          7,738          8,717          8,897          9,054
                                                              -------        -------        -------        -------
         Income before income tax expense ............          3,787          3,795          3,955          3,856
         Income taxes ................................          1,514          1,520          1,603          1,400
                                                              -------        -------        -------        -------
         Net income ..................................        $ 2,273        $ 2,275        $ 2,352        $ 2,456
                                                              =======        =======        =======        =======
         Primary earnings per share ..................        $  0.45        $  0.46        $  0.47        $  0.48
                                                              =======        =======        =======        =======
         Fully diluted earnings per share ............        $  0.45        $  0.46        $  0.46        $  0.48
                                                              =======        =======        =======        =======

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         Information relating to directors and executive officers of the Company appears in the Company's definitive Proxy Statement which was filed with the SEC in connection with the Annual Meeting of Stockholders (the "Proxy Statement") to be held on January 21, 1998 at pages 5 through 8 and is incorporated herein by reference.

         Information relating to the filing of reports required under Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owner's of the Company's Common Stock appears in the Company's Proxy Statement at page 21 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information relating to executive compensation appears in the Proxy Statement at pages 9 through 20 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information relating to security ownership of certain beneficial owners and management appears in the Proxy Statement at pages 2 through 4 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information relating to certain relationships and related transactions appears in the Proxy Statement at page 20 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      (1)      The following documents are filed as a part of this
                           report:

                           Independent Auditors' Report

                           Consolidated Statements of Financial Condition as of September 30, 1996 and 1997.

                           Consolidated Statements of Operations for the Years Ended September 30, 1995, 1996 and 1997.

                           Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1995, 1996 and 1997.

                           Consolidated Statements of Cash Flows for the Years Ended September 30, 1995, 1996 and 1997.

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

                  (3)      Exhibits

                           (a) The following exhibits are filed as part of this report:

                                    3.1      Certificate of Incorporation of the
                                             Company (incorporated by reference
                                             from the Exhibits to Form S-1
                                             Registration Statement initially
                                             filed on June 9, 1993, Registration
                                             No. 33-64164). Certificate of
                                             Amendment to the Company's
                                             Certificate of Incorporation
                                             (incorporated by reference from
                                             Form 10-Q filed on May 12, 1995,
                                             File No. 0-21942).

                                    3.2      Bylaws of Company (incorporated by
                                             reference from the Exhibits to Form
                                             S-1 Registration Statement
                                             initially filed on June 9, 1993,
                                             Registration No. 33-64174).

                                    4.1      Stock Certificate of First Palm
                                             Beach Bancorp, Inc. (incorporated
                                             by reference from the Exhibits to
                                             Form S-1 Registration Statement
                                             initially filed on June 9, 1993,
                                             Registration No. 33-64174).

                                    4.2      Stockholder Rights Plan
                                             (incorporated by reference from
                                             Form 8-A Registration Statement
                                             filed on January 26, 1995, File No.
                                             0-21942).

                                    4.3      Indenture dated as of June 30, 1997
                                             by and between the Company and The
                                             Bank of New York, as Trustee,
                                             relating to the Company's 10.35%
                                             Senior Debentures due June 30, 2002
                                             (incorporated by reference from the
                                             Exhibits to Form S-4 Registration
                                             Statement filed on September
                                             11,1997, Registration No. 333-
                                             35431).

                                    4.4      Form of 10.35% Senior Debentures
                                             Due June 30, 2002 (included in the
                                             Indenture filed as Exhibit 4.3
                                             hereto).

                                    4.5      Form of Series B 10.35% Senior
                                             Debentures Due June 30, 2002 (filed
                                             herewith).

                                    10.1     First Federal Savings and Loan
                                             Association of the Palm Beaches
                                             Recognition and Retention Plan for
                                             Officers and Employees
                                             (incorporated by reference from the
                                             Proxy Statement for the 1993 Annual
                                             Meeting of Stockholders filed
                                             December 17, 1993).

                                    10.2     First Federal Savings and Loan
                                             Association of the Palm Beaches
                                             Recognition and Retention Plan for
                                             Outside Directors (incorporated by
                                             reference from Form 10-K filed
                                             December 26, 1996, File No.
                                             0-21942).

                                    10.3     First Palm Beach Bancorp, Inc.
                                             Incentive Stock Option Plan for
                                             Officers and Employees
                                             (incorporated by reference from the
                                             Proxy Statement for the 1997 Annual
                                             Meeting of Stockholders filed
                                             December 19, 1996). Amendment 1 to
                                             the First Palm Beach Bancorp, Inc.
                                             1993 Incentive Stock Option Plan
                                             (incorporated by reference from the
                                             Proxy Statement for the 1997 Annual
                                             Meeting of Stockholders filed
                                             December 19, 1996).

                                    10.4     First Palm Beach Bancorp, Inc.
                                             Stock Option Plan for Outside
                                             Directors (incorporated by
                                             reference from Form 10-K filed
                                             December 26, 1996, File No. 0-
                                             21942).

                                    10.5     Intentionally omitted.

                                    10.6     Supplemental Retirement Income
                                             Agreement between First Federal
                                             Savings and Loan Association of the
                                             Palm Beaches and William W. Lynch
                                             (incorporated by reference from
                                             Form 10-K filed on December 29,
                                             1994, File No. 0-21942).

                                    10.7     Employment Agreement between First
                                             Bank of Florida and Louis O. Davis,
                                             Jr. (incorporated by reference from
                                             Form 10-Q filed August 13, 1997,
                                             File No. 0-21942).

                                    10.8     Employment Agreement between First
                                             Bank of Florida and R. Randy
                                             Guemple (incorporated by reference
                                             from Form 10-Q filed August 13,
                                             1997, File No. 0-21942).

                                    10.9     Employment Agreement between First
                                             Palm Beach Bancorp, Inc. and Louis
                                             O. Davis, Jr. (incorporated by
                                             reference from Form 10-Q filed
                                             August 13, 1997, File No. 0-21942).

                                    10.10    Employment Agreement between First
                                             Palm Beach Bancorp, Inc. and R.
                                             Randy Guemple (incorporated by
                                             reference from Form 10-Q filed
                                             August 13, 1997, File No. 0-21942).

                                    10.11    Change of Control Agreement between
                                             First Bank of Florida and John C.
                                             Trammel (incorporated by reference
                                             from Form 10-Q filed August 13,
                                             1997, File No. 0-21942).

                                    10.11    Change of Control Agreement between
                                             First Palm Beach Bancorp, Inc. and
                                             John C. Trammel (incorporated by
                                             reference from Form 10-Q filed
                                             August 13, 1997, File No. 0-21942).

                                    10.12    Change of Control Agreement between
                                             First Bank of Florida and Calvin L.
                                             Cearley, dated as of June 30, 1997
                                             (incorporated by reference from
                                             Form 10-Q filed August 13, 1997,
                                             File No. 0-21942).

                                    10.13    Change of Control Agreement between
                                             First Palm Beach Bancorp, Inc. and
                                             Calvin L. Cearley, dated as of June
                                             30, 1997 (incorporated by reference
                                             from Form 10-Q filed August 13,
                                             1997, File No. 0-21942).

                                    10.14    Amendment to Change of Control
                                             Agreement between First Bank of
                                             Florida and Calvin L. Cearley dated
                                             December 16, 1997 (filed herewith).

                                    10.15    Amendment to Change of Control
                                             Agreement between First Palm Beach
                                             Bancorp, Inc. and Calvin L. Cearley
                                             dated December 16, 1997 (filed
                                             herewith).

                                    10.16    Change of Control Agreement between
                                             First Palm Beach Bancorp, Inc. and
                                             Rita Groton (now Zambuto), dated as
                                             of May 20, 1997 (incorporated by
                                             reference from Form 10-Q filed
                                             August 13, 1997, File No. 0-21942).

                                    10.17    Change of Control Agreement between
                                             First Bank of Florida and Rita
                                             Groton (now Zambuto), dated as of
                                             May 20, 1997 (incorporated by
                                             reference from Form 10-Q filed
                                             August 13, 1997, File No. 0-21942).

                                    10.18    Change of Control Agreement between
                                             First Palm Beach Bancorp, Inc. and
                                             John Rudy, dated as of May 20, 1997
                                             (incorporated by reference from
                                             Form 10-Q filed August 13, 1997,
                                             File No. 0-21942).

                                    10.19    Change of Control Agreement between
                                             First Bank of Florida and John
                                             Rudy, dated as of May 20, 1997
                                             (incorporated by reference from
                                             Form 10-Q filed August 13, 1997,
                                             File No. 0-21942).

                                    10.20    Change of Control Agreement between
                                             First Palm Beach Bancorp, Inc. and
                                             Alissa Ballot, dated as of May 20,
                                             1997 (incorporated by reference
                                             from Form 10-Q filed August 13,
                                             1997, File No. 0-21942).

                                    10.21    Change of Control Agreement between
                                             First Bank of Florida and Alissa
                                             Ballot, dated as of May 20, 1997
                                             (incorporated by reference from
                                             Form 10-Q filed August 13, 1997,
                                             File No. 0-21942).

                                    10.22    Amendment to Change of Control
                                             Agreement between First Bank of
                                             Florida and Alissa Ballot dated
                                             November 18, 1997 (filed herewith).

                                    10.23    Amendment to Change of Control
                                             Agreement between First Palm Beach
                                             Bancorp, Inc. and Alissa Ballot
                                             dated November 18, 1997 (filed
                                             herewith).

                                    10.24    Form of Change of Control Agreement
                                             between First Bank of Florida and
                                             each of Suzanne Brenner (dated
                                             December 1, 1997), Rodney Bayliff,
                                             Angela Greenberg and Jon Geitner,
                                             dated December 16, 1997 (filed
                                             herewith).

                                    10.25    Form of Change of Control Agreement
                                             between First Palm Beach Bancorp,
                                             Inc. and each of Suzanne Brenner
                                             (dated December 1, 1997), Rodney
                                             Bayliff, Angela Greenberg and Jon
                                             Geitner, dated December 16, 1997
                                             (filed herewith).

                                    10.26    Consulting Agreement between First
                                             Bank of Florida and William W.
                                             Lynch (incorporated by reference
                                             from Form 10-K filed on December
                                             29, 1994, File No. 0-21942).

                                    10.27    First Bank of Florida Second
                                             Amended and Restated Employee
                                             Severance Compensation Plan (filed
                                             herewith).

                                    10.28    Amendment to First Bank of Florida
                                             Recognition and Retention Plan for
                                             Outside Directors (incorporated by
                                             reference from Form 10-K filed
                                             December 26, 1996, File No.
                                             0-21942).

                                    10.29    Amendment to First Palm Beach
                                             Bancorp, Inc. Stock Option Plan for
                                             Outside Directors (incorporated by
                                             reference from Form 10-K filed
                                             December 26, 1996, File No.
                                             0-21942).

                                    10.30    First Palm Beach Bancorp, Inc.
                                             Retirement Plan for Outside
                                             Directors (filed herewith).

                                    10.31    Amended and Restated Employee Stock
                                             Ownership Plan (filed herewith).

                                    10.32    First Amendment to Amended and
                                             Restated Employee Stock Ownership
                                             Plan (filed herewith).

                                    10.33    Second Amendment to Amended and
                                             Restated Employee Stock Ownership
                                             Plan (filed herewith).

                                    10.34    ESOP Loan Documents (incorporated
                                             by reference to Exhibits to Form
                                             S-1 Registration Statement filed
                                             June 9, 1993, Registration No.
                                             33-64164).

                                    10.35    Registration Rights Agreement dated
                                             June 30, 1997 by and between First
                                             Palm Beach Bancorp, Inc. and Keefe
                                             Bruyette & Woods, Inc.
                                             (incorporated by reference from the
                                             Exhibits to Form S-4 Registration
                                             Statement filed on September 11,
                                             1997, Registration No. 333-35431).

                                    11       Computation of earnings per share
                                             as shown in Item 8, page 78.

                                    21       Subsidiary information -
                                             incorporated by reference from
                                             subsidiary activities described in
                                             "Part I - Subsidiaries" on page 27
                                             of this Form 10-K.

                                    23       Independent Auditors' Consent
                                             (filed herewith).

                                    27       Financial Data Schedule (filed
                                             herewith).

                           (b)      Reports on Form 8-K

                                    Report on Form 8-K dated June 30, 1997
                                    relating to issuance of 10.35% Senior
                                    Debentures Due 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRST PALM BEACH BANCORP, INC.



                                            By:     /s/ Louis O. Davis, Jr.
                                                    -----------------------
                                                    Louis O. Davis, Jr.
                                                    Chief Executive Officer,
                                                    President and Director


Dated:   December 23, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                 NAME                                       TITLE                             DATE
                 ----                                       -----                             ----
/s/ William W. Lynch                                                                 December 23, 1997
---------------------------------------
William W. Lynch                             Chairman of the Board


/s/ R. Randy Guemple                                                                 December 23, 1997
---------------------------------------
R. Randy Guemple                             Director, Chief Financial Officer
                                             and Treasurer

/s/ Elizabeth A. Koester                                                             December 23, 1997
---------------------------------------
Elizabeth A. Koester                         Controller

/s/ Edward M. Eissey                                                                 December 23, 1997
---------------------------------------
Edward M. Eissey                             Vice Chairman of the Board

/s/ Fred A. Greene                                                                   December 23, 1997
---------------------------------------
Fred A. Greene                               Director

/s/ Robert P. Miller                                                                 December 23, 1997
---------------------------------------
Robert P. Miller                             Director

/s/ Holly W. Hadley, M.D.                                                            December 23, 1997
---------------------------------------
Holly W. Hadley, M.D.                        Director

/s/ Daniel O. Sokoloff, M.D.                                                         December 23, 1997
---------------------------------------
Daniel O. Sokoloff, M.D.                     Director