Form 10-Q
period 1997-12-31
FIRST PALM BEACH BANCORP INC
filed 1998-02-09
CIK 906608

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                              --------------------


For the Quarterly Period Ended December 31, 1997       Commission File #0-21942


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

       Registrant's telephone number, including area code: (561) 655-8511

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             ----     ----

         The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 5,054,746 at January 31, 1998.

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

                                    FORM 10-Q

                                      INDEX

                                                                                                      Page

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995 for Forward-Looking Information.......................................................2

PART I.       FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Statements of Financial Condition as of
              September 30, 1997 and December 31, 1997 (unaudited).......................................3

              Consolidated Statements of Operations for the Three
              Months ended December 31, 1996 and 1997 (unaudited)........................................4

              Consolidated Statements of Changes in Stockholders' Equity
              for the Three Months ended December 31, 1996 and 1997 (unaudited)..........................5

              Consolidated Statements of Cash Flows for the Three Months
              ended December 31, 1996 and 1997 (unaudited)...............................................7

              Notes to Unaudited Consolidated Financial Statements.......................................9

Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................................11

PART II.      OTHER INFORMATION

Item 1        Legal Proceedings.........................................................................16

Item 2        Changes in Securities.....................................................................16

Item 3        Default upon Senior Securities............................................................16

Item 4        Submission of Matters to a Vote of Security Holders.......................................17

Item 5        Other Information.........................................................................17

Item 6        Exhibits and Reports on Form 8-K..........................................................17

Signature Page..........................................................................................18

Exhibit Index...........................................................................................19

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

                         PART I - FINANCIAL INFORMATION
                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                         September 30,  December 31,
                                                                                             1997           1997
                                                                                         -------------  -------------
                                                                                                         (Unaudited)
ASSETS

Cash and amounts due from depository institutions....................................    $      21,123  $      25,459
Interest earning deposits............................................................           78,806         94,158
                                                                                         -------------  -------------
    Total cash and cash equivalents..................................................           99,929        119,617
Securities available-for-sale........................................................           59,468         49,883
Securities held-to-maturity..........................................................           14,988          4,990
Mortgage-backed and related securities available-for-sale............................          208,342        207,483
Mortgage-backed and related securities held-to-maturity..............................          213,303        206,558
Trading securities...................................................................                -          5,138
Loans receivable - net of allowance for loan losses..................................        1,144,100      1,156,797
Real estate owned, at fair value.....................................................            1,795          2,403
Repossessed automobiles, at estimated fair value.....................................              474            637
Office properties and equipment, net.................................................           28,313         28,431
Federal Home Loan Bank stock, at cost................................................           18,296         19,045
Accrued interest receivable..........................................................            9,879          9,732
Goodwill.............................................................................            2,631          2,575
Other assets.........................................................................            6,902          7,788
                                                                                         -------------  -------------
    Total assets.....................................................................    $   1,808,420  $   1,821,077
                                                                                         =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposit accounts.....................................................................    $   1,229,279  $   1,249,049
Advances from Federal Home Loan Bank.................................................          365,925        380,900
Securities sold under agreements to repurchase.......................................           28,946         15,186
Senior debentures - net of unamortized issuance costs................................           33,839         33,889
Advances by borrowers for taxes and insurance........................................           17,866          4,665
Other liabilities....................................................................           19,538         20,928
Deferred income taxes................................................................               (3)           448
                                                                                         -------------  -------------
    Total liabilities................................................................    $   1,695,390  $   1,705,065

Stockholders' equity:
Preferred stock ($.01 par value) authorized 1,000,000 shares;
  none outstanding...................................................................                -              -
Common stock ($.01 par value) authorized 10,000,000 shares;
  issued 5,496,375 shares; outstanding 5,047,746, and 5,054,746
  (net of treasury stock) at September 30, 1997 and December 31,
  respectively.......................................................................               55             55
Additional paid-in capital...........................................................           53,521         54,007
Retained earnings, substantially restricted..........................................           71,397         72,826
Treasury stock, at cost (448,629 shares at September 30, 1997 and 441,629
  shares at December 31, 1997).......................................................           (9,825)        (9,671)
Common stock purchased by:
Employee stock ownership plan........................................................             (955)          (748)
Recognition and retention plans......................................................             (117)           (87)
Unrealized decrease in fair value on available-for-sale securities
  (net of applicable income taxes)...................................................           (1,046)          (370)
                                                                                         -------------  -------------
Total stockholders' equity...........................................................          113,030        116,012
                                                                                         -------------  -------------

Total liabilities and stockholders' equity...........................................    $   1,808,420  $   1,821,077
                                                                                         =============  =============

These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on pages 9 and 10 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1997 Annual Report to Stockholders.

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              For the Three Months Ended
                                                                         -------------------------------------
                                                                         December 31, 1996  December 31, 1997
                                                                         -----------------  ------------------
INTEREST INCOME:
Loans                                                                    $          21,067  $           22,907
Securities available-for-sale                                                        2,055               1,398
Securities held-to-maturity                                                            268                 146
Mortgage-backed and related securities available-for-sale                            1,312               3,865
Mortgage-backed and related securities held-to-maturity                              2,098               3,745
Trading securities                                                                       -                  84
Other                                                                                  188                 351
                                                                         -----------------  ------------------
    Total interest income                                                           26,988              32,496
                                                                         -----------------  ------------------

INTEREST EXPENSE:
Deposits                                                                            13,796              15,147
Advances from Federal Home Loan Bank                                                 2,623               5,341
Securities sold under agreements to repurchase                                         149                 188
Senior debentures                                                                        -                 967
                                                                         -----------------  ------------------
  Total interest expense                                                            16,568              21,643
                                                                         -----------------  ------------------
  Net interest income                                                               10,420              10,853
Provision for loan losses                                                              802                 968
                                                                         -----------------  ------------------
  Net interest income after provision for loan losses                                9,618               9,885
                                                                         -----------------  ------------------

OTHER INCOME:
Servicing income and other fees                                                      1,002               1,107
Net gain on sale of loans and mortgage-backed and related securities                   531                 592
Net gain on sale of securities available-for-sale                                        -                 186
Net realized and unrealized gain on trading securities                                   -                 696
Miscellaneous                                                                          374                 793
                                                                         -----------------  ------------------
  Total other income                                                                 1,907               3,374
                                                                         -----------------  ------------------

OTHER EXPENSES:
Employee compensation and benefits                                                   4,083               5,492
Occupancy and equipment                                                              1,394               1,840
Federal deposit insurance premium                                                      412                 197
Provision for losses and net losses (gains) on sale of real estate owned               (38)                 95
Advertising and promotion                                                              372                 229
Miscellaneous                                                                        1,515               1,595
                                                                         -----------------  ------------------
  Total other expenses                                                               7,738               9,448
                                                                         -----------------  ------------------

Income before provision for income taxes                                             3,787               3,811

Provision for income taxes                                                           1,514               1,497
                                                                         -----------------  ------------------

  Net income                                                             $           2,273  $            2,314
                                                                         =================  ==================
Earnings per share:
  Basic                                                                  $            0.46  $             0.47
  Fully diluted                                                          $            0.45  $             0.45

These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on pages 9 and 10 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1997 Annual Report to Stockholders.

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                        Unrealized
                                                                                                        (Decrease)
                                                                               Common       Common      Increase In
                                        Additional                              Stock       Stock      Fair Value on     Total
                              Common      Paid in     Retained     Treasury    Purchased    Purchased   Available-for- Stockholders'
                              Stock      Capital      Earnings     Stock       by ESOP      by RRP     Sale Securities   Equity
                           ----------  -----------  -----------  ----------  -----------  -----------  ---------------  ------------
THREE MONTHS ENDED
DECEMBER 31, 1996

Balance at
September 30, 1996........  $      55  $    52,891  $    65,064  $   (8,660) $   (1,769)  $     (161)  $     (1,995)  $     105,425

Net income................          -            -        2,273           -           -            -              -           2,273

Accretion of unrealized
  gain on securities and
  mortgage-backed and
  related securities
  transferred from
  available-for-sale
  to held-to-maturity,
  net of income taxes.....          -            -            -           -           -                         (10)            (10)

Change in unrealized
  losses on securitie
  available-for-sale
  and mortgage-backed
  and related securities
  available-for-sale,
  net of income taxes.....          -            -            -           -           -            -            123             123

Amortization of deferred
  compensation, Employee
  Stock Ownership
  Plan and Recognition
  and Retention Plans.....          -          198            -           -         189          (46)             -             341

Purchase of Treasury Stock
  at cost (54,000 shares).          -            -            -      (1,243)          -            -              -          (1,243)

Exercise of stock options
  by certain directors and
  employees...............          -          (12)           -          22           -            -              -              10

Declaration of dividends
  of $0.15 per share......          -            -         (760)          -           -            -              -            (760)
                            ---------   ----------   ----------   ---------   ---------    ---------    -----------    ------------

Balance at
December 31, 1996.........  $      55   $   53,077   $   66,577   $  (9,881)  $  (1,580)   $    (207)   $    (1,882)   $    106,159
                            =========   ==========   ==========   =========   =========    =========    ===========    ============

                                                                     (CONTINUED)

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       Unrealized
                                                                                                       (Decrease)
                                                                              Common       Common     Increase in
                                       Additional                              Stock        Stock      Fair Value         Total
                           Common       Paid-In     Retained     Treasury    Purchased    Purchased   Available-for-   Stockholders'
                            Stock       Capital     Earnings      Stock       by ESOP      by RRP     Sale Securities    Equity
                          ----------  -----------  -----------  ----------  -----------  -----------  ---------------  -------------
THREE MONTHS ENDED
DECEMBER 31, 1997

Balance at
September 30, 1997...... $       55  $    53,521  $    71,397  $  (9,825)  $     (955)  $      (117)  $     (1,046)     $ 113,030

Net income..............          -            -        2,314          -            -             -              -          2,314

Accretion of unrealized
gain on securities and
mortgage-backed and
related securities
transferred from
available-for-sale to
held-to-maturity, net
of income taxes                   -            -            -          -            -                            1              1

Change in unrealized
losses on securities
available-for-sale
and mortgage-backed
and related securities
available-for-sale,
net of income taxes.....          -            -            -          -            -             -            675            675

Amoritzation of deferred
compensation, Employee
Stock Ownership Plan and
Recognition and Retention
Plans...................          -          450            -          -          207            30              -            687

Exercise of stock options
by certain directors and
employees...............          -           36            -        154            -             -              -            190

Declaration of dividends
of $0.175 per share.....          -            -         (885)         -            -             -              -           (885)
                         ----------  -----------  -----------  ----------  ----------    ----------   ------------      ---------

Balance at
December 31, 1997....... $       55  $    54,007  $    72,826  $  (9,671)  $     (748)   $      (87)  $       (370)     $ 116,012
                         ==========  ===========  ===========  ==========  ===========   ==========   ============      =========




These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on pages 9 and 10 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1997 Annual Report.

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         December 31,   December 31,
                                                                                             1996           1997
                                                                                         -------------  -------------
Cash flow from (for) operating activities:
  Net income.........................................................................            2,273          2,314
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation.....................................................................              381            639
    Employee Stock Ownership Plan and Recognition and Retention Plan compensation
      expense........................................................................              341            687
    Amortization of Senior Debentures' issuance cost.................................                -             61
    Accretion of discounts, amortization of premiums, and other deferred yield items.             (173)          (457)
    Amortization of goodwill.........................................................               49             56
    Provision for loan losses........................................................              802            968
    Provision for losses and net (gains) losses on sales of real estate owned........              (38)            95
    Net realized and unrealized gain on trading securities...........................                -           (696)
  Purchase of trading securities.....................................................                -       (116,830)
  Sale of trading securities.........................................................                -        112,162
    Net gain on sale of:
      Loans..........................................................................              (18)             -
      Mortgage-backed and related securities available-for-sale......................             (504)          (600)
      Securities available-for-sale..................................................                -           (186)
      Property and equipment.........................................................                -           (160)
    (Increase) decrease in accrued interest receivable...............................             (168)           147
    (Increase) decrease in other assets..............................................               43           (886)
    Increase (decrease) in other liabilities - net of change in dividends payable
      and deferred taxes.............................................................           (7,216)         1,262
                                                                                         -------------  -------------
        Net cash provided by operating activities....................................           (4,228)        (1,424)
                                                                                         -------------  -------------

Cash flow from (for) investing activities:
  Loan originations and principal payments on loans..................................          (44,428)       (10,331)
  Principal payments received on mortgage-backed and related securities..............           12,426         11,246
  Purchases of:
    Loans............................................................................             (102)        (5,347)
    Mortgage-backed and related securities held-to-maturity..........................          (14,223)             -
    Mortgage-backed and related securities available-for-sale........................          (12,769)       (75,030)
    Securities held-to-maturity......................................................          (15,413)             -
    Securities available-for-sale....................................................          (46,820)       (19,983)
    Office properties and equipment..................................................           (4,417)          (844)
  Proceeds from sales of:
    Loans............................................................................            4,426            124
    Mortgage-backed and related securities available-for-sale........................           31,990         73,564
    Securities available-for-sale....................................................           15,000         29,905
    Repossessed automobiles..........................................................            2,842            711
    Real estate acquired in settlement of loans......................................              403            622
    Office properties and equipment..................................................                -            247
  (Purchase) Sale of Federal Home Loan Bank stock....................................                3           (749)
  Proceeds from maturities of securities.............................................           15,297         10,000
  Other investing activities.........................................................             (369)          (240)
                                                                                         -------------  -------------
    Net cash used for investing activities...........................................          (56,154)        13,895
                                                                                         -------------  -------------

                                                                                                          (CONTINUED)


                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         December 31,   December 31,
                                                                                             1996           1997
                                                                                        -------------  -------------
Cash flow from (for) financing activities:
  Purchase of treasury stock at cost.................................................           (1,243)             -
  Exercise of stock options..........................................................               10            190
  Net increase (decrease) in:
    NOW accounts, demand deposits, and savings accounts..............................           14,309         22,009
    Certificates of deposit..........................................................           16,738         (2,239)
    Advances from Federal Home Loan Bank.............................................              (25)        14,975
    Securities sold under agreement to repurchase....................................                -        (13,760)
    Advances by borrowers for taxes and insurance....................................          (11,908)       (13,201)
    Dividends paid on stock..........................................................             (509)          (757)
                                                                                         -------------  -------------
      Net cash provided by financing activities......................................           17,372          7,217
                                                                                         -------------  -------------

Net increase in cash and cash equivalents............................................          (43,010)        19,688

Cash and cash equivalents, beginning of period.......................................          161,413         99,929
                                                                                         -------------  -------------

Cash and cash equivalents, end of period.............................................    $     118,403  $     119,617
                                                                                         =============  =============

Supplemental disclosure of cash flows

  Supplemental disclosure of cash flow information:
    Cash paid for income taxes.......................................................    $           0  $           0
                                                                                         =============  =============

    Cash paid for interest on deposits and other borrowings..........................    $      17,350  $      22,645
                                                                                         =============  =============

  Supplemental schedule of noncash investing and financing activities:
    Repossessed automobiles acquired in settlement of loans..........................    $       5,918  $       2,678
                                                                                         =============  =============
    Real estate acquired in settlement of loans and in-substance foreclosed loans....    $         463  $       1,311
                                                                                         =============  =============

  Changes in unrealized loss (gain) on available-for-sale securities,
    net of income taxes..............................................................    $        (113)  $       (676)
                                                                                         =============  =============










These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements on pages 9 and 10 herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1997 Annual Report to Stockholders.

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

         The unaudited consolidated financial statements include the accounts of First Palm Beach Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, First Bank of Florida (the "Bank"), and the Bank's wholly-owned subsidiaries - The Big First, Inc., Retail Investment Corporation, First Corporate Center, Inc., and First Bank of Florida Mortgage Corporation. Material intercompany accounts and transactions have been eliminated in financial statement consolidation. Certain amounts included in prior periods' consolidated financial statements have been reclassified to conform to the current period's presentation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles
         (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three months ended December 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1998.

(2)      New Accounting Pronouncements

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

(3)      Earnings Per Share

         In February 1997, the FASB issued SFAS #128 "Earnings per Share." The statement is designed to make the earnings per share computation comparable to International Accounting Standards and is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share excludes dilution. For the quarters ended December 31, 1997 and 1996 basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding which were 4,957,272 and 4,896,238, respectively, excluding unallocated shares held by the ESOP. Diluted earnings per share reflects the potential dilutions that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Bank. For the quarters ended December 31, 1997 and 1996 diluted earnings per share were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding and common stock equivalents outstanding which were 5,162,002 and 5,038,596, respectively, excluding unallocated shares held by the ESOP and unvested Recognition and Retention Plan shares.

(4)      Commitments and Contingencies

         Commitments to originate loans of $27.9 million at December 31, 1997 represent the total principal amounts which the Bank plans to fund within the normal commitment period of 60 to 90 days. As of December 31, 1997, the Bank had $3.5 million in commitments to purchase securities. As of December 31, 1997, the Bank had $3.3 million in commitments to purchase loans.

(5)      Loans

         An analysis of the changes in the allowance for loan losses for the three months ended December 31, 1997 and fiscal year ended September 30, 1997, is as follows:

                                                      Fiscal Year Ended    Three Months Ended
                                                     September 30, 1997    December 31, 1997
                                                     ------------------   -------------------
                                                                (In thousands)

               Balance at beginning of period        $           11,855  $             6,046
               Current provision                                  3,281                  968
               Charge-offs - net                                 (9,090)              (1,803)
                                                     ------------------  -------------------
               Ending balance                        $            6,046  $             5,211
                                                     ==================  ===================

         On October 1, 1995, the Bank adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Recognition and Disclosures," an amendment of SFAS No. 114. At December 31, 1997, and September 30, 1997 the Bank's impaired loans consisted of the following:

                                                                   September 30, 1997   December 31, 1997
                                                                  --------------------  ------------------
          Impaired loan balances.................................     $          1,267  $              709
          Related allowance for loan losses......................     $            349  $              367
          Average recorded investment in impaired loans..........     $          4,924  $              988
          Interest income recognized during impairment period....     $            921                   -

                  FIRST PALM BEACH BANCORP, INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAINED HEREIN AND WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS APPEARING IN FIRST PALM BEACH BANCORP, INC.'S 1997 ANNUAL REPORT TO STOCKHOLDERS.

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

On June 30, 1997, the Company issued $35 million of 10.35% Series A Senior Debentures Due 2002 ("Series A Debentures"). The net proceeds of the debenture issuance are being used for general corporate purposes, including a contribution of $25 million of the net proceeds to the Bank. On December 23, 1997 the Company completed an exchange of all of the outstanding Series A Debentures for Series B Debentures, which are registered under the Securities Act of 1933, as amended, and are otherwise identical to the Series A Debentures. Liquidated damages provided for in the Series A Debentures for failure to so register the Series B Debentures are therefore not applicable.

The Company's consolidated results of operation are primarily those of the Bank.

The Bank's principal business has been, and continues to be, attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one-to-four family, owner-occupied, residential mortgage loans, consumer loans, and to a lesser extent, construction loans, commercial real estate loans, multi-family residential mortgage loans, and other commercial loans. In addition, the Bank invests in mortgage-backed securities, securities issued by the U.S. Government and government agencies, and other investments permitted by federal laws and regulations. The Bank is a member of the FHLB system and its deposits are insured to the applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to regulation by the Office of Thrift Supervision (the "OTS") as its chartering agency and the FDIC as its deposit insurer.

At December 31, 1997, the Bank had 48 full-service branches in Palm Beach, Martin, Broward, Dade and Lee Counties, Florida. Two loan production offices are located in Palm Beach County. As of December 31, 1997, the Bank operated four of its full-service branches inside Winn-Dixie supermarkets and eighteen inside Albertson's supermarkets. The Bank intends to open additional supermarket branches at Albertson's in the future. During the quarter ended December 31, 1997, the Bank opened three full-service supermarket branches.

The Bank has four wholly-owned subsidiaries, only one of which, First Bank of Florida Mortgage Corporation, which provides mortgage brokerage services to the Bank, is currently active.

The Bank's results of operations depend primarily on net interest income, which is the difference between the interest income earned on its loans and investment portfolio, and its cost of funds, consisting of the interest paid on deposits and borrowings. Net interest income is impacted by the provision for loan losses. The Bank's operating results are also affected, to a lesser extent, by fee income and by gains or losses on the sale of loans, trading securities, securities and mortgage-backed securities available-for-sale, and real estate owned. The Bank's operating expenses consist primarily of employee compensation, occupancy expenses, FDIC insurance premiums and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, government policies and actions of regulatory authorities.

Liquidity and Capital Resources

The Bank's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets depend on the Bank's lending, investing, operating and deposit activities during any given period. At December 31, 1997, cash, amounts due from depository institutions and interest-earning deposits totaled $119.7 million.

The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, proceeds from the amortization of, the maturing of and sales of securities, advances from the FHLB and securities sold under agreements to repurchase ("reverse repurchase agreements"). Recently the Bank's sources of funds included $25 million from a capital infusion from the Company as a result of the issuance of $35 million 10.35% Senior Debentures in June of 1997. While maturity and scheduled amortization of loans and securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local market conditions, general interest rates and regulatory changes.

OTS regulations currently require a savings institution to maintain an average daily balance of liquid assets (generally cash; certain time deposits; bankers' acceptances; specified United States Government, state or federal agency obligations; shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a specified percentage (determined as of the end of the preceding calendar quarter or as an average daily balance during the preceding quarter) of its net withdrawable deposit accounts plus short-term borrowings. The Bank historically has maintained a level of liquid assets in excess of this regulatory requirements. The liquidity requirement at September 30, 1997 was 5.0%. The requirement was changed during the quarter ended December 31, 1997 to 4.0%. The Bank's average liquidity ratio was 7.0% and 8.8% at September 30, 1997 and December 31, 1997, respectively. Liquidity management for the Bank is a daily and long-term function of the Bank's management strategy. If the Bank requires liquid funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances and reverse repurchase agreements.

The primary investment activity of the Bank is the origination of mortgage and consumer loans. During the quarter ended December 31, 1997, the Bank originated mortgage and consumer loans in the aggregate amount of $80.1 million as compared to $96.5 million for the quarter ended December 31, 1996. A primary component of the Bank's current strategic plan is to increase its originations of mortgage and consumer loans, excluding indirect automobile loans. At September 30, 1996, the Bank discontinued its indirect automobile lending program, which produced higher delinquency rates and a level of repossessed assets which management deemed unacceptable and which resulted in higher loan loss provisions. The Bank also invests in U.S. Treasury and agency securities, collateralized mortgage obligations, municipal bonds and FHLB overnight funds. During periods when the Bank's loan demand is lower, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise would be available.

At December 31, 1997, the Bank had outstanding commitments to originate $27.9 million of loans and had $3.5 in commitments to purchase securities. At December 31, 1997, the Bank had $3.3 million in commitments to purchase loans. Management is of the opinion that the Bank will have sufficient funds available to meet all of these commitments. At December 31, 1997, certificates of deposits scheduled to mature in one year or less after December 31, 1997 totaled $692.1 million. Based on the Bank's past experience and current market conditions, management is of the opinion that a significant portion of these funds will remain with the Bank.

At December 31, 1997, the Bank exceeded each of the OTS capital requirements. At December 31, 1997 both the Core (Tier 1) Capital to Adjusted Tangible Assets and Tangible Capital to Tangible Assets ratios were 7.2% (minimum requirements 4.0% and 1.5%, respectively). The Core (Tier 1) Capital to Risk-weighted Assets ratio was 14.6% (well capitalized requirements 6.0%) and Total Capital to Risk-weighted Assets ratio was 15.1% (minimum requirement 8.0%).

Changes in Financial Condition

Total assets increased $12.7 million to $1.821 billion at December 31, 1997 from $1.808 billion at September 30, 1997. Cash and cash equivalents, securities held-to-maturity, securities available-for-sale, trading securities, mortgage-backed and related securities held-to-maturity and mortgage-backed and related securities available-for-sale decreased $2.4 million to $593.7 million at December 31, 1997 from $596.0 million at September 30, 1997. Loans receivable increased by $12.7 million to $1.157 billion at December 31, 1997 from $1.144 billion at September 30, 1997. Loans originated amounted to $80.1 million (which included $64.8 million of mortgage loans and $15.3 million of consumer loans) during the quarter ended December 31, 1997 compared to $96.5 million (which included $82.9 million of mortgage loans and $13.6 million of consumer loans) during the quarter ended December 31, 1996. Indirect automobile loan balances decreased to $76.4 million at December 31, 1997 from $88.4 million at September 30, 1997 primarily as a result of the repayment of such loans.

Deposit accounts increased $19.8 million to $1.249 billion at December 31, 1997 from $1.229 billion at September 30, 1997. The average interest rate paid on deposits decreased to 4.98% as of December 31, 1997 from 4.99% as of September 30, 1997.

Advances from the FHLB and other borrowed funds increased $15.0 million to $380.9 million from $365.9 million at September 30, 1997. Securities sold under agreements to repurchase decreased $13.8 million to $15.2 million at December 31, 1997 from $28.9 million at September 30, 1997 due to the payoff of a portion of the borrowings that matured in October 1997. Advances from borrowers for taxes and insurance decreased by $13.2 million to $4.7 million at December 31, 1997 from $17.9 million at September 30, 1997 due to the remittance of escrowed real estate taxes in November 1997.

Stockholders' equity increased $3.0 million to $116.0 million at December 31, 1997 from $113.0 million at September 30, 1997. Increases to stockholders' equity during the period include net income of $2.3 million for the quarter ended December 31, 1997 and an increase in the unrealized gains/losses on available-for-sale securities of $0.7 million. Dividends were declared during the quarter ended December 31, 1997 which reduced stockholders' equity by $0.9 million.

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

The Bank's policy is to manage its exposure to interest rate risk by attempting to match the maturities of its interest rate sensitive assets and liabilities, in part, by emphasizing, when market conditions permit, the origination of adjustable rate mortgages ("ARM") and short term residential construction loans. As of December 31, 1997, these loans made up approximately 49% of outstanding mortgage loans. Approximately 7% of outstanding mortgage loans are loans with seven year and ten year fixed rates which become one year adjustable loans thereafter. These are classified as ARM loans. The Bank also manages its exposure by purchasing short term securities and short average life and adjustable-rate collateralized mortgage obligations. The Bank's one year interest rate sensitivity gap as a percentage of total assets was a negative 13.1% at December 31, 1997 as compared to a negative 15.4% at September 30, 1997. During a period of rising interest rates, a negative gap would tend to result in a decrease in net interest income while a positive gap would tend to increase net interest income. During a period of declining interest rates a negative gap would generally be expected, absent the effect of other factors, to result in a greater decrease in the cost of liabilities relative to yield on assets and thus an increase in the net interest income.

Asset Quality

The Company and the Bank regularly review interest earning assets to determine proper valuation of those assets. Management monitors the asset portfolio by reviewing historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. During the quarter ended December 31, 1997, non-performing assets decreased $0.6 million to $9.8 million from $10.4 million at September 30, 1997. Non-performing loans decreased by $1.3 million to $6.7 million at December 31, 1997 from $8.1 million at September 30, 1997. Real estate owned increased $0.6 million to $2.4 million at December 31, 1997 from $1.8 million at September 30, 1997. Repossessed assets increased $163,000 to $637,000 at December 31, 1997 from $474,000 at September 30, 1997. The overall change in the composition of non-performing assets during the quarter ended December 31, 1997 reflects the transfer of certain assets from non-performing loans to real estate owned as the Bank progresses in disposing of these assets.

The following table sets forth information regarding the Bank's non-performing loans, repossessed assets and real estate owned at the dates indicated. The Bank generally discontinues accruing interest on loans that are 90 days or more past due, or when management determines that a loan is impaired, or not performing, at which time the accrued but uncollected interest is excluded from interest income.

                                  ASSET QUALITY

                             (Dollars in thousands)

                                         September 30, 1997  December 31, 1997
                                        ------------------   -----------------

Non-performing mortgage loans
  delinquent more than 90 days           $           6,824   $           5,485
Non-performing other loans
  delinquent more than 90 days                       1,262               1,257
                                         -----------------   -----------------

Total non-performing loans                           8,086               6,742
Real estate owned, net of
  related allowance                                  1,795               2,403
Repossessed assets,
  net of related allowance                             474                 637
                                         -----------------  ------------------

Total non-performing assets              $          10,355   $           9,782
                                         =================  ==================

Non-performing loans to total loans                  0.68%               0.56%
Non-performing assets to total assets                0.57%               0.54%

Allowance for loan losses to
  non-performing loans                              74.77%              77.29%

RESULTS OF OPERATIONS

Comparison of results in this section are for the three month periods ended December 31, 1997 and December 31, 1996.

General

Net income for both the quarters ended December 31, 1997 and 1996 was $2.3 million.

Net Interest Income

Net interest income before provision for loan losses was $10.9 million for the quarter ended December 31, 1997 as compared to $10.4 million for the quarter ended December 31, 1996. The increase in net interest income was primarily due to an increase in loans receivable to $1.157 billion at December 31, 1997 from $1.044 billion at December 31, 1996.

The net interest margin declined to 2.50% for the quarter ended December 31, 1997 from 2.93% for the quarter ended December 31, 1996. The decrease in the net interest margin was a result of the continued planned reductions in indirect automobile loan balances, the cost of the Series A Debentures (subsequently exchanged for the Series B Debentures as set forth above) and the effect of lower yield on interest earning assets which was not offset by a corresponding decrease in cost of funds. The average yield on interest earning assets decreased from 7.60% to 7.50%, and the average cost of funds increased from 5.08% to 5.44% from December 31, 1996 to December 31, 1997, respectively. Additionally, the decrease in the net interest margin was affected by the current declining long-term interest rate environment resulting in a decreasing difference between long-term and short-term interest rates.

Provision for Loan Losses

During the quarter ended December 31, 1997, the provision for loan losses increased to $968,000 from $802,000 for the comparable period ended December 31, 1996.

Other Income

Other income increased to $3.4 million for the quarter ended December 31, 1997 from $1.9 million for the quarter ended December 31, 1996. During the quarter ended December 31, 1997, the Bank sold securities and property resulting in a net gain of $1.6 million, of which approximately $0.7 million was gain on the sale of securities held in the trading portfolio, as compared to a net gain of $0.5 million for the quarter ended December 31, 1996 on the sale of securities. Miscellaneous income increased to $623,000 at December 31, 1997 from $330,000 at December 31, 1996. Portions of this increase are due to additional fees collected from use of the Bank's ATM machines by non-customers.

Other Expenses

Other expenses increased to $9.4 million for the quarter ended December 31, 1997 as compared to $7.7 million for the quarter ended December 31, 1996. This increase was primarily due to an increase in employee compensation and benefits to $5.5 million at December 31, 1997 from $4.1 million at December 31, 1996, as well as an increase in occupancy and equipment to $1.8 million at December 31, 1997 from $1.4 million at December 31, 1996. These increases were the result of the addition of eleven new full-service branches, the continued strengthening of the credit review department, the addition of a commercial loan department and expanded loan servicing requirements. This expansion in services resulted in the number of employees increasing to 436 at December 31, 1997 from 395 at December 31, 1996.

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

Item 2   Changes in Securities

     The Indenture entered into by the Company in connection with the issuance of the 10.35% Series A Senior Debentures Due 2002, and the Series B Senior Debentures Due 2002 for which such series A Debentures were exchanged on December 23, 1997, includes certain covenants which, among other things,
     (i) limit the Company's disposition of the voting stock of the Bank, other than dispositions which (a) are for fair market value and, after giving effect to such dispositions and to any potential dilution, the Company will own not less than 80% of the shares of voting stock of the Bank free and clear of any security interest; (b) are made in compliance with an order of a court or regulatory authority of competent jurisdiction, a condition imposed by any such court or authority permitting the acquisition by the Company, directly or indirectly, of any other bank or entity the activities of which are legally permissible for a bank holding company or a subsidiary thereof to engage in, or an undertaking made to such authority in connection with such an acquisition; (c) are made where the Bank, having obtained any necessary regulatory approvals, unconditionally guarantees payment when due of the principal of and interest on the Series A Debentures; or (d) are made to the Company or any wholly-owned subsidiary if such wholly-owned subsidiary agrees to be bound by the covenant as if it were the Company and the Company agrees to maintain such wholly-owned subsidiary as a wholly-owned subsidiary (notwithstanding the foregoing, the Bank may be merged into or consolidated with another banking institution if, after giving effect to such merger or consolidation, the Company or any wholly-owned subsidiary owns at least 80% of the voting stock of such other banking institution then issued and outstanding free and clear of any security interest and if, immediately after giving effect thereto and treating any such resulting banking institution thereafter as the Bank and a subsidiary, for purposes of the Indenture, no Event of Default (as such term is defined in the Indenture), and no event which, after notice or lapse of time or both, would become an Event of Default, shall have happened and be continuing); (ii) limit, to a percentage of net worth, the Company's and the Bank's ability to become liable on certain forms of indebtedness generally outside the normal course of the Company's and the Bank's business; (iii) provide that the Company will not permit its Consolidated Net Worth minus Goodwill to be less than $90 million; (iv) provide that the Company shall not allow the Bank to be classified as other than "well-capitalized"; and (v) restrict dividend or other distributions of the Company and the Bank and stock repurchases by the Company in such a way that any such dividends or stock repurchases after March 31, 1997 may not exceed in the aggregate, the sum of (a) $10,000,000 plus (b) 75% (or 100% in the case of deficit) of consolidated net income for the period beginning March 31, 1997 and ending and including the date such dividend, distribution or stock repurchase (each a Restricted Payment) is declared or made (plus 100% of the proceeds of issuances of equity securities after March 31, 1997), and a Restricted Payment may not be made if at the time of and immediately before the Restricted Payment is declared, and after giving effect to the Restricted Payment a Default (as such term is defined in the Indenture) or Event of Default is existing or shall have occurred within 365 days of the declaration of the Restricted Payment.

Item 3   Default upon Senior Securities

     Not applicable.

Item 4   Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on January 21, 1998. The number of votes cast for, against or withheld, as well as the number of abstentions as to each matter presented to such meeting were as follows:

     1.  NOMINEES FOR THREE-YEAR TERM       FOR             AGAINST & WITHHELD
         ----------------------------    ---------          ------------------

              Dr. Edward M. Eissey       4,069,263               213,581
              Holly W. Hadley, M.D.      4,081,622               201,222
              R. Randy Guemple           4,082,817               200,027

     2. Ratification of the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending September 30, 1998:

                          FOR         AGAINST & ABSTAIN
                       ---------      -----------------

                       4,080,719           202,125

Item 5   Other Information

     Not applicable.

Item 6 Exhibits and Reports on Form 8-K.

     (a) The following exhibits are filed as part of this report:

         11       Statement Re: Computation of Per Share Earnings.

         27       Financial Data Schedule (for SEC use only)

     (b) Report on Form 8-K dated October 21, 1997 regarding earnings release issued on that date.

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

                         First Palm Beach Bancorp, Inc.
                                  (Registrant)

Date:
February 9, 1998                /s/ LOUIS O. DAVIS, JR.
                                    -----------------------
                                    Louis O. Davis, Jr.
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)



Date:
February 9, 1998                /s/ SUZANNE S. BRENNER
                                    ----------------------
                                    Suzanne S. Brenner
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number        Description                                                  Page
------        -----------                                                  ----

    11        Statement Re: Computation of Per Share Earnings..............20

    27        Financial Data Schedule (for SEC use only)...................21