Form 10-Q
period 1998-03-31
FIRST PALM BEACH BANCORP INC
filed 1998-05-08
CIK 906608

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                              --------------------


For the Quarterly Period Ended March 31, 1998           Commission File #0-21942


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 5,073,996 at April 30, 1998.

                         FIRST PALM BEACH BANCORP, INC.

                                    FORM 10-Q

                                      Index

                                                                                                                     Page
Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995 for Forward-Looking Information......................................................................2

Part I.      Financial Information

Item 1       Financial Statements

             Consolidated Statements of Financial Condition as of
             September 30, 1997 and March 31, 1998 (unaudited)..........................................................3

             Consolidated Statements of Operations for the Three and Six
             Months ended March 31, 1997 and 1998 (unaudited)...........................................................4

             Consolidated Statements of Changes in Stockholders' Equity
             for the Six Months ended March 31, 1997 and 1998 (unaudited)...............................................5

             Consolidated Statements of Cash Flows for the Six Months
             ended March 31, 1997 and 1998 (unaudited)..................................................................7

             Notes to Unaudited Consolidated Financial Statements.......................................................9

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................................................................12

Item 3       Quantitative and Qualitative Disclosures about Market Risk................................................18

Part II.     Other Information

Item 1       Legal Proceedings.........................................................................................20

Item 2       Changes in Securities and Use of Proceeds.................................................................20

Item 3       Defaults upon Senior Securities...........................................................................20

Item 4       Submission of Matters to a Vote of Security Holders.......................................................20

Item 5       Other Information.........................................................................................20

Item 6       Exhibits and Reports on Form 8-K..........................................................................20

Signature Page.........................................................................................................21

Exhibit Index..........................................................................................................22

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 for Forward-Looking Information

Information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements. The use of forward-looking statements can be identified by statements that express or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projection," or "outlook"), are not historical facts and may be forward-looking. Such statements involve estimates, assumptions, and uncertainties which include, but are not limited to, overall business conditions, particularly in the business markets in which First Palm Beach Bancorp, Inc. and its wholly owned subsidiary, First Bank of Florida operate; general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors that affect the Company's operations, pricing, products, and services. Other factors, such as the general state of the economy, could also cause actual results to vary materially from the future results covered in such forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the above mentioned important factors that could cause the Company's actual results to differ materially from those contained in the forward-looking statements of the Company made by or on behalf of the Company.

All such factors are difficult to predict, contain uncertainties which may materially affect actual results and are beyond the control of the Company.

                         PART I - FINANCIAL INFORMATION
                         FIRST PALM BEACH BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                                                    September 30,       March 31,
                                                                                                        1997              1998
                                                                                                   ---------------   ---------------
                                                                                                                       (Unaudited)
Assets
Cash and amounts due from depository institutions.............................................     $        21,123   $        29,170
Interest earning deposits.....................................................................              78,806           144,477
                                                                                                   ---------------   ---------------
     Total cash and cash equivalents..........................................................              99,929           173,647
Securities available-for-sale.................................................................              59,468            50,471
Securities held-to-maturity...................................................................              14,988             6,992
Mortgage-backed and related securities available-for-sale.....................................             208,342           262,622
Mortgage-backed and related securities held-to-maturity.......................................             213,303           194,091
Loans receivable - net of allowance for loan losses...........................................           1,144,100         1,034,024
Real estate owned, at fair value..............................................................               1,795             2,199
Repossessed automobiles, at estimated fair value..............................................                 474               388
Office properties and equipment, net..........................................................              28,313            28,573
Federal Home Loan Bank stock, at cost.........................................................              18,296            19,045
Accrued interest receivable...................................................................               9,879             9,519
Goodwill......................................................................................               2,631             2,534
Deferred income taxes.........................................................................                   3                65
Other assets..................................................................................               6,902             7,200
                                                                                                   ---------------   ---------------
     Total assets.............................................................................     $     1,808,423   $     1,791,370
                                                                                                   ===============   ===============

Liabilities and Stockholders' Equity
Deposit accounts..............................................................................     $     1,229,279   $     1,281,229
Advances from Federal Home Loan Bank..........................................................             365,925           320,875
Securities sold under agreements to repurchase................................................              28,946                --
Senior debentures - net of unamortized issuance costs.........................................              33,839            33,881
Advances by borrowers for taxes and insurance.................................................              17,866             8,185
Other liabilities.............................................................................              19,538            30,156
                                                                                                   ---------------   ---------------
     Total liabilities........................................................................     $     1,695,393   $     1,674,326

Stockholders' equity:
Preferred stock ($.01 par value) authorized 1,000,000 shares; none outstanding................                  --                --
Common stock ($.01 par value) authorized 10,000,000 shares; issued 5,496,375 shares;
   outstanding 5,047,746 and 5,057,746 (net of treasury stock) at September 30, 1997
   and March 31, 1998, respectively...........................................................                  55                55
Additional paid-in capital....................................................................              53,521            54,234
Retained earnings, substantially restricted...................................................              71,397            74,027
Treasury stock, at cost (448,629 shares at September 30, 1997 and 438,629 shares at
   March 31, 1998)............................................................................             (9,825)           (9,606)
Common stock purchased by:
Employee stock ownership plan.................................................................               (955)             (531)
Recognition and retention plans...............................................................               (117)              (57)
Unrealized decrease in fair value on available-for-sale securities (net of applicable
   income taxes)..............................................................................             (1,046)           (1,078)
                                                                                                   ---------------   ---------------
Total stockholders' equity....................................................................             113,030           117,044
                                                                                                   ---------------   ---------------

Total liabilities and stockholders' equity....................................................     $     1,808,423   $     1,791,370
                                                                                                   ===============   ===============



These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1997 Annual Report to Stockholders.

                         FIRST PALM BEACH BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     Three Months Ended                   Six Months Ended
                                                             ----------------------------------  -----------------------------------
                                                              March 31, 1997    March 31, 1998    March 31, 1997     March 31, 1998
                                                             ----------------  ----------------  ----------------   ----------------
Interest Income:
Loans.....................................................   $         21,613  $         23,066  $         42,680   $         45,973
Securities available-for-sale.............................              1,036             1,099             3,091              2,497
Securities held-to-maturity...............................                344               109               612                255
Mortgage-backed and related securities available-for-sale.              2,000             4,451             3,312              8,316
Mortgage-backed and related securities held-to-maturity...              2,341             3,554             4,439              7,299
Trading securities........................................                 --               155                --                239
Other.....................................................                174               362               362                713
                                                             ----------------  ----------------  ----------------   ----------------
     Total interest income................................             27,508            32,796            54,496             65,292
                                                             ----------------  ----------------  ----------------   ----------------

Interest Expense:
Deposits..................................................             14,045            15,241            27,840             30,388
Advances from Federal Home Loan Bank......................              2,371             5,440             4,994             10,781
Securities sold under agreements to repurchase............                146                91               295                279
Senior debentures.........................................                 --               967                --              1,934
                                                             ----------------  ----------------  ----------------   ----------------
   Total interest expense.................................             16,562            21,739            33,129             43,382
                                                             ----------------  ----------------  ----------------   ----------------
   Net interest income....................................             10,946            11,057            21,367             21,910
Provision for loan losses.................................                567             2,883             1,369              3,851
                                                             ----------------  ----------------  ----------------   ----------------
   Net interest income after provision for loan losses....             10,379             8,174            19,998             18,059
                                                             ----------------  ----------------  ----------------   ----------------

Other Income:
Servicing income and other fees...........................                953             1,104             1,955              2,211
Net gain on sale of loans and mortgage-backed and related
   securities.............................................                397             2,865               927              3,457
Net gain on sale of securities available-for-sale.........                193               209               193                395
Net realized and unrealized gain (loss) on trading
   securities.............................................                136             (492)               136                204
Miscellaneous.............................................                454               952               828              1,745
                                                             ----------------  ----------------  ----------------   ----------------
   Total other income.....................................              2,133             4,638             4,039              8,012
                                                             ----------------  ----------------  ----------------   ----------------

Other Expenses:
Employee compensation and benefits........................              4,758             5,311             8,842             10,803
Occupancy and equipment...................................              1,563             1,783             2,957              3,623
Federal deposit insurance premium.........................                183               289               595                486
Provision for losses and net losses on sale of real estate
   owned..................................................                 90                97                52                192
Advertising and promotion.................................                310               342               682                571
Miscellaneous.............................................              1,812             1,496             3,326              3,091
                                                             ----------------  ----------------  ----------------   ----------------
   Total other expenses...................................              8,716             9,318            16,454             18,766
                                                             ----------------  ----------------  ----------------   ----------------

Income before provision for income taxes..................              3,796             3,494             7,583              7,305

Provision for income taxes................................              1,520             1,408             3,034              2,905
                                                             ----------------  ----------------  ----------------   ----------------

   Net income.............................................   $          2,276  $          2,086  $          4,549   $          4,400
                                                             ================  ================  ================   ================
Earnings per share:
   Basic..................................................   $           0.47  $           0.42  $           0.93   $           0.89
   Diluted................................................   $           0.46  $           0.40  $           0.91   $           0.85


These financial statement should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1997 Annual Report to Stockholders.

                         FIRST PALM BEACH BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        Unrealized
                                                                                  Common     Common   Gain (Loss) In
                                              Additional                          Stock      Stock     Fair Value on       Total
                                      Common    Paid-in   Retained   Treasury   Purchased  Purchased  Available-for-   Stockholders'
                                      Stock     Capital   Earnings     Stock     by ESOP     by RRP   Sale Securities     Equity
                                      ------  ----------  --------  ----------  ---------  ---------  ---------------  -------------
Six months ended March 31, 1997

Balance at September 30, 1996.........$   55  $   52,891  $ 65,064  $  (8,660)  $ (1,769)  $   (161)  $       (1,995)  $     105,425

Net income............................    --          --     4,549          --         --         --               --          4,549
Accretion of unrealized gain
  on securities and mortgage-
  backed and related securities
  transferred from available-
  for-sale to held-to-maturity,
  net of income taxes.................    --          --        --          --         --         --             (17)           (17)
Change in unrealized losses on
  securities available-for-sale
  and mortgage-backed and
  related securities available-
  for-sale, net of income taxes.......    --          --        --          --         --         --          (1,454)        (1,454)
Amortization of deferred
  compensation, Employee Stock
  Ownership Plan and Recognition
  and Retention Plans.................    --         396        --          --        398       (16)               --            778
Purchase of Treasury Stock at
  cost (114,000 shares)...............    --          --        --     (2,668)         --         --               --        (2,668)
Exercise of stock options by
  certain directors and
  employees...........................    --       (359)        --         662         --         --               --            303
Declaration of dividends of
  $0.30 per share.....................    --          --   (1,512)          --         --         --               --        (1,512)
                                      ------  ----------  --------  ----------  ---------  ---------  ---------------  -------------

Balance at March 31, 1997.............$   55  $   52,928  $ 68,101  $ (10,666)  $ (1,371)  $   (177)  $       (3,466)  $     105,404
                                      ======  ==========  ========  ==========  =========  =========  ===============  =============

                                                                     (Continued)

                         FIRST PALM BEACH BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        Unrealized
                                                                                  Common     Common   Gain (Loss) In
                                              Additional                          Stock      Stock     Fair Value on       Total
                                      Common    Paid-in   Retained   Treasury   Purchased  Purchased  Available-for-   Stockholders'
                                      Stock     Capital   Earnings     Stock     by ESOP     by RRP   Sale Securities     Equity
                                      ------  ----------  --------  ----------  ---------  ---------  ---------------  -------------
Six months ended March 31, 1998

Balance at September 30, 1997.........$   55  $   53,521  $ 71,397  $  (9,825)  $   (955)  $   (117)  $       (1,046)  $     113,030

Net income............................    --          --     4,400          --         --         --               --          4,400
Accretion of unrealized gain
  on securities and mortgage-
  backed and related securities
  transferred from available-
  for-sale to held-to-maturity,
  net of income taxes.................    --          --        --          --         --         --                2              2
Change in unrealized losses on
  securities available-for-sale
  and mortgage-backed and
  related securities available-
  for-sale, net of income taxes.......    --          --        --          --         --         --             (34)           (34)
Amortization of deferred
  compensation, Employee Stock
  Ownership Plan and Recognition
  and Retention Plans.................    --         655        --          --        424         60               --          1,139
Exercise of stock options by
  certain directors and
  employees...........................    --          58        --         219         --         --               --            277
Declaration of dividends of
  $0.35 per share.....................    --          --   (1,770)          --         --         --               --        (1,770)
                                      ------  ----------  --------  ----------  ---------  ---------  ---------------  -------------

Balance at March 31, 1998.............$   55  $   54,234  $ 74,027  $  (9,606)  $   (531)  $    (57)  $       (1,078)  $     117,044
                                      ======  ==========  ========  ==========  =========  =========  ===============  =============


These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1997 Annual Report.

                         FIRST PALM BEACH BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       For the Six Months Ended
                                                                                                      March 31,         March 31,
                                                                                                        1997              1998
                                                                                                   ---------------   ---------------
Cash flow from (for) operating activities:
   Net income.................................................................................     $         4,549   $         4,400
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation.............................................................................                 793             1,250
     Employee Stock Ownership Plan and Recognition and Retention Plan compensation expense....                 778             1,139
     Amortization of Senior Debentures' issuance cost.........................................                  --               123
     Accretion of discounts, amortization of premiums, and other deferred yield items.........               (328)               269
     Amortization of goodwill.................................................................                  97                97
     Provision for loan losses................................................................               1,369             3,851
     Provision for losses and net losses on sales of real estate owned........................                  52               192
     Net realized and unrealized (gain) on trading securities.................................               (136)             (204)
   Purchase of trading securities.............................................................            (24,126)         (148,431)
   Sale of trading securities.................................................................              19,433           148,373
     Net gain on sale of:
       Loans..................................................................................               (423)           (2,391)
       Mortgage-backed and related securities available-for-sale..............................               (504)           (1,089)
       Securities available-for-sale..........................................................               (193)             (395)
       Property and equipment.................................................................                  --             (161)
     (Increase) decrease in accrued interest receivable.......................................             (1,127)               288
     Increase in other assets.................................................................               (386)             (298)
     Increase (decrease) in other liabilities - net of change in dividends payable and
       deferred taxes.........................................................................             (3,837)            10,490
                                                                                                   ---------------   ---------------
         Net cash (used for) provided by operating activities.................................             (3,989)            17,503
                                                                                                   ---------------   ---------------
Cash flow from (for) investing activities:
   Loan originations and principal payments on loans..........................................            (83,490)          (45,729)
   Principal payments received on mortgage-backed and related securities......................              26,258            29,485
   Purchases of:
     Loans....................................................................................             (1,036)           (9,598)
     Mortgage-backed and related securities held-to-maturity..................................            (32,713)                --
     Mortgage-backed and related securities available-for-sale................................            (91,639)         (167,304)
     Securities held-to-maturity..............................................................            (15,413)                --
     Securities available-for-sale............................................................            (88,641)          (40,918)
     Office properties and equipment..........................................................             (6,694)           (1,972)
   Proceeds from sales of:
     Loans....................................................................................              27,747           160,881
     Mortgage-backed and related securities available-for-sale................................              31,990           103,125
     Securities available-for-sale............................................................              43,483            50,113
     Repossessed automobiles..................................................................               7,793             1,981
     Real estate acquired in settlement of loans..............................................               1,260               814
     Office properties and equipment..........................................................                  --               623
   (Purchase) Sale of Federal Home Loan Bank stock............................................                   4             (749)
   Proceeds from maturities of securities.....................................................              37,797            10,000
   Other investing activities.................................................................             (4,051)           (1,445)
                                                                                                   ---------------   ---------------
     Net cash (used for) provided by investing activities.....................................           (147,345)            89,307
                                                                                                   ---------------   ---------------

                                                                                                                         (Continued)

                         FIRST PALM BEACH BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       For the Six Months Ended
                                                                                                      March 31,         March 31,
                                                                                                        1997              1998
                                                                                                   ---------------   ---------------
Cash flow from (for) financing activities:
   Purchase of treasury stock at cost.........................................................             (2,668)                --
   Exercise of stock options..................................................................                 303               277
   Net increase (decrease) in:
     NOW accounts, demand deposits, and savings accounts......................................              22,440            59,543
     Certificates of deposit..................................................................              57,845           (7,593)
     Advances from Federal Home Loan Bank.....................................................                (50)          (45,050)
     Securities sold under agreement to repurchase............................................                  --          (28,946)
     Advances by borrowers for taxes and insurance............................................             (7,423)           (9,681)
     Dividends paid on stock..................................................................             (1,270)           (1,642)
                                                                                                   ---------------   ---------------
       Net cash (used for) provided by financing activities...................................              69,177          (33,092)
                                                                                                   ---------------   ---------------

Net (decrease) increase in cash and cash equivalents..........................................            (82,157)            73,718

Cash and cash equivalents, beginning of period................................................             161,413            99,929
                                                                                                   ---------------   ---------------

Cash and cash equivalents, end of period......................................................     $        79,256   $       173,647
                                                                                                   ===============   ===============

Supplemental disclosure of cash flows

   Supplemental disclosure of cash flow information:
     Cash paid for income taxes...............................................................     $           155   $         1,550
                                                                                                   ===============   ===============

     Cash paid for interest on deposits and other borrowings..................................     $        34,291   $        43,835
                                                                                                   ===============   ===============

   Supplemental schedule of noncash investing and financing activities:
     Repossessed automobiles acquired in settlement of loans..................................     $         9,306   $         4,639
                                                                                                   =============== = ===============
     Real estate acquired in settlement of loans..............................................     $         1,585   $         1,568
                                                                                                   =============== = ===============

   Changes in unrealized loss on available-for-sale securities, net of income taxes...........     $         1,471   $            32
                                                                                                   ===============   ===============


These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1997 Annual Report to Stockholders.

                         FIRST PALM BEACH BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                AT AND FOR THE THREE AND SIX MONTH PERIODS ENDED
                             MARCH 31, 1997 AND 1998


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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles
          (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the six months ended March 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1998.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas in the accompanying financial statements where estimates are significant include the allowance for loan losses, and the carrying value of real estate owned.

          Certain amounts in the March 31, 1997 and September 30, 1997 consolidated financial statements have been reclassified to conform to the presentation for March 31, 1998.

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

(3)       Earnings Per Share

          The Company adopted the provisions of SFAS No. 128, "Earnings per Share" as of December 31, 1997, and restated all prior periods presented. The statement is designed to make the earnings per share computation comparable to International Accounting Standards and is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding, excluding unallocated shares held by the ESOP. Diluted earnings per share reflects the potential dilutions that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Bank. Diluted earnings per share were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding and potential common stock outstanding excluding unallocated shares held by the ESOP and Recognition and Retention Plan shares.

          The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three month and six month periods ended March 31, 1998.

                                                             Three Months Ended                 Six Months Ended
                                                                  March 31,                         March 31,
                                                            1997             1998             1997             1998
                                                       --------------   --------------   --------------   --------------
Numerator:
   Net Income (in thousands)......................     $        2,276   $        2,086   $        4,549   $        4,400
                                                       ==============   ==============   ==============   ==============
Denominator:
   Average shares common stock outstanding utilized
   in the calculation of basic earnings per share.          4,850,524        4,966,996        4,873,632        4,951,876
   Potential common stock due to the dilutive effect of
   stock options..................................            134,109          199,667          129,796          202,053
                                                       --------------   --------------   --------------   --------------
   Average shares outstanding utilized in the               4,984,633        5,166,663        5,003,428        5,153,929
   calculation of diluted earnings per share......
                                                       ==============   ==============   ==============   ==============

(4)       Commitments and Contingencies

          Commitments to originate loans of $38.5 million at March 31, 1998 represent the total principal amounts which the Bank plans to fund within the normal commitment period of 60 to 90 days. As of March 31, 1998 the Bank had $52.4 million in commitments to fund undisbursed balances of loans previously closed. As of March 31, 1998, the Bank had $13.0 million in commitments to purchase securities and $3.2 million in commitments to purchase loans.

(5)       Allowance for Loan Losses; Impaired Loans

          An analysis of the changes in the allowance for loan losses for the six months ended March 31, 1998 and fiscal year ended September 30, 1997, is as follows:

                                              Fiscal Year Ended        Six Months Ended
                                             September 30, 1997         March 31, 1998
                                            ---------------------   ----------------------
                                 (In thousands)
Balance at beginning of period..........    $              11,855   $                6,046
Current provision.......................                    3,281                    3,851
Charge-offs - net.......................                  (9,090)                  (3,565)
                                            ---------------------   ----------------------
Ending balance..........................    $               6,046   $                6,332
                                            =====================   ======================

          At March 31, 1998, and September 30, 1997 the Bank's impaired loans consisted of the following:

                                                                         September 30, 1997        March 31, 1998
                                                                       ----------------------   ---------------------
                                                                                       (In thousands)
Impaired loan balances..........................................       $                1,267   $               2,287
Related allowance for loan losses...............................       $                  349   $                 430
Average recorded investment in impaired loans...................       $                4,924   $               1,498
Interest income recognized during impairment period.............       $                  921   $                  32

                         FIRST PALM BEACH BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTAINED HEREIN AND WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS APPEARING IN FIRST PALM BEACH BANCORP, INC.'S 1997 ANNUAL REPORT TO STOCKHOLDERS.

General

First Palm Beach Bancorp, Inc. (the "Company") was organized in May 1993 as the holding company for First Bank of Florida (the "Bank"), formerly First Federal Savings and Loan Association of the Palm Beaches, in connection with the Bank's conversion (the "Conversion") from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association. The Bank changed its name from First Federal Savings and Loan Association of the Palm Beaches to First Bank of Florida on October 15, 1996. The Company is headquartered in West Palm Beach, Florida.

The Company's consolidated results of operation are primarily those of its wholly owned subsidiary, the Bank.

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

At March 31, 1998, the Bank had 50 full-service branches in Palm Beach, Martin, Broward, Dade and Lee Counties, Florida. Two loan production offices are located in Palm Beach County and one loan production office is in Lee County. As of March 31, 1998, the Bank operated four of its full-service branches inside Winn-Dixie supermarkets and nineteen inside Albertson's supermarkets. During the quarter ended March 31, 1998, the Bank opened two full-service branches, one of which is a supermarket branch. The Bank has completed construction on one additional Albertson's branch and is in the process of reviewing two additional leases. The Bank may open additional supermarket branches at Albertson's in the future.

The Company's results of operations depend primarily on net interest income, which is the difference between the interest income earned on its loan and investment portfolio, and its cost of funds, consisting of the interest paid on deposits and borrowings. Net interest income is impacted by the provision for loan losses. The Company's operating results are also affected, to a lesser extent, by fee income and by gains or losses on the sale of loans, trading securities, securities and mortgage-backed securities available-for-sale, and real estate owned, as well as operating expenses. The Company's operating expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses, FDIC insurance premiums, advertising and promotional expenses and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates and U.S. Treasury yield curves, and to a lesser extent by government policies and actions of regulatory authorities.

Liquidity and Capital Resources

The Bank's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets depend on the Bank's lending, investing, operating and deposit activities during any given period. At March 31, 1998, cash, and amounts due from depository institutions and interest-earning deposits totaled $173.6 million.

The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans, proceeds from the amortization, maturing and sales of securities, advances from the FHLB and securities sold under agreements to repurchase ("reverse repurchase agreements"). On June 30, 1997, the Company issued $35 million of 10.35% Series A Senior Debentures Due 2002 ("Series A Debentures"). The net proceeds of the debenture issuance are being used for general corporate purposes, including a contribution of $25 million of the net proceeds to the Bank. On December 23, 1997 the Company completed an exchange of all of the outstanding Series A Debentures for Series B Debentures, which are registered under the Securities Act of 1933, as amended, and are otherwise identical to the Series A Debentures. Liquidated damages provided for in the Series A Debentures for failure to so register the Series B Debentures are therefore not applicable. While maturity and scheduled amortization of loans and securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local market conditions, general interest rates and regulatory changes.

The  primary   investing   activities  of  the  Bank  are  the   origination  of
single-family mortgage loans and the purchase of mortgage-backed and other securities. A primary component of the Bank's current strategic plan is to increase its originations of mortgage and consumer loans, excluding indirect automobile loans. At September 30, 1996, the Bank discontinued its indirect automobile lending program, which produced delinquency rates and a level of repossessed assets which management deemed unacceptable and which resulted in higher loan loss provisions. During the six months ended March 31, 1998, the Bank's loan originations totaled $190.5 million, compared to $191.7 million for the six months ended March 31, 1997. Purchases of mortgage-backed and other securities totaled $208.2 million for the six months ended March 31, 1998, compared to $228.4 million for the six months ended March 31, 1997. These activities were funded primarily by principal repayments on loans and mortgage-backed securities, maturities of investment securities, and increases in deposits. Principal repayments on loans and mortgage-backed securities totaled $174.3 million during the six months ended March 31, 1998, compared to $134.5 million for the six months ended March 31, 1997. Maturities and calls of investment securities totaled $10.0 million and $37.8 million, respectively, during the six months ended March 31, 1998 and 1997. Loan and securities sales, which totaled $314.1 million and $103.2 million, respectively, during the six months ended March 31, 1998 and 1997, provided additional cash flows.

Deposits increased $52.0 million during the six months ended March 31, 1998, compared to an increase of $80.3 million during the six months ended March 31, 1997. Deposit flows are affected by, among other things, the level of interest rates, and the interest rates and products offered by local competitors. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1998 totaled $731.6 million. Based upon the Company's current pricing strategy and deposit retention experience, management believes that a significant portion of such deposits will remain with the Company. Net borrowings decreased by $74.0 million during the six months ended March 31, 1998, which decrease was comprised of decreases of $45.1 million and $28.9 million in FHLB advances and reverse repurchase agreements, respectively.

OTS regulations require a savings institution to maintain an average daily balance of liquid assets (generally cash; certain time deposits; bankers' acceptances; specified United States Government, state or federal agency obligations; shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a specified percentage (determined as of the end of the preceding calendar quarter or as an average daily balance during the preceding quarter) of its net withdrawable deposit accounts plus short-term borrowings. The Bank historically has maintained a level of liquid assets in excess of this regulatory requirement. The liquidity requirement at September 30, 1997 was 5.0%. The requirement at March 31, 1998 was 4.0%. The Bank's average liquidity ratio was 7.0% and 5.1% at September 30, 1997 and March 31, 1998, respectively. Liquidity management is a daily and long-term function of the Bank's management strategy. If the Bank requires liquid funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances and reverse repurchase agreements.

The Bank also invests in U.S. Treasury and agency securities, collateralized mortgage obligations, municipal bonds and FHLB overnight funds. During periods when the Bank's loan demand is lower, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise would be available.

At March 31, 1998, the Bank had outstanding commitments to originate $38.5 million of loans and $52.4 million in commitments to fund undisbursed balances of loans previously closed. At March 31, 1998, the Bank had $3.2 million in commitments to purchase loans and $13.0 million in commitments to purchase securities. Management is of the opinion that the Bank will have sufficient funds available to meet all of these commitments.

At March 31, 1998, the Bank exceeded each of the OTS capital requirements and was considered a "well capitalized" institution for regulatory purposes. The following tables present the capital of the Bank at March 31, 1998:

                                                                                                            To Be Considered Well
                                                                                                              Capitalized Under
                                                                                  For Capital Adequacy     Prompt Corrective Action
                                                               Actual                   Purposes                  Provisions
                                                       -----------------------   ----------------------   --------------------------
                                                                Ratio                    Ratio                      Ratio
                                                       -----------------------   ----------------------   --------------------------
As of March 31, 1998:
Total Capital (to Risk-weighted Assets)                                 16.72%                    8.00%                       10.00%
Core (Tier 1) Capital (to Adjusted Tangible Assets)                      7.55%                    4.00%                        5.00%
Tangible Capital (to Tangible Assets)                                    7.55%                    1.50%                          N/A
Core (Tier 1) Capital (to Risk-weighted Assets)                         16.01%                      N/A                        6.00%

Changes in Financial Condition

Total assets decreased $17.1 million to $1.791 billion at March 31, 1998 from $1.808 billion at September 30, 1997. Cash and cash equivalents, securities held-to-maturity, securities available-for-sale, trading securities, mortgage-backed and related securities held-to-maturity and mortgage-backed and related securities available-for-sale increased $91.8 million to $687.8 million at March 31, 1998 from $596.0 million at September 30, 1997. Loans receivable decreased by $110.1 million to $1.034 billion at March 31, 1998 from $1.144 billion at September 30, 1997. Loans originated amounted to $190.5 million (which included $157.9 million of one- to four-family residential mortgage loans, $3.9 million of commercial mortgage loans and $28.7 million of consumer loans) during the six months ended March 31, 1998 compared to $191.7 million (which included $152.8 million of one- to four-family residential mortgage loans, $9.8 million of commercial mortgage loans and $29.1 million of consumer loans) during the six months ended March 31, 1997. Indirect automobile loan balances decreased to $65.4 million at March 31, 1998 from $88.4 million at September 30, 1997 primarily as a result of the repayment of such loans and repossession activity. On March 31, 1998, as part of the Bank's interest rate risk management strategy and to take advantage of a market opportunity to capture additional income which might not have been available at a later time, the Bank sold $117.0 million principal balance of fixed rate and $43.7 million of adjustable rate residential loans at a premium resulting in net loan sale proceeds of $165.5 million. On March 31, 1998 the Bank used such net loan sale proceeds to repay $50.0 million of FHLB advances, and held the remaining proceeds in cash and cash equivalents. Subsequent to March 31, 1998, the Bank repaid an additional $50.0 million of FHLB advances and is reinvesting the remaining loan sale proceeds of $65.5 million in loans and other investments.

Deposit accounts increased $52.0 million to $1.281 billion at March 31, 1998 from $1.229 billion at September 30, 1997. The average interest rate paid on deposits was 4.98% as of March 31, 1998 and 4.99% as of September 30, 1997.

Advances from the FHLB decreased $45.0 million to $320.9 million at March 31, 1998 from $365.9 million at September 30, 1997. Proceeds from the loan sale on March 31, 1998 were used to pay down FHLB advances of $50.0 million on that same day. There are no securities sold under agreements to repurchase ("reverse repurchase agreements") at March 31, 1998 compared to $28.9 million at September 30, 1997. All reverse repurchase agreements existing at September 30, 1997 matured and were paid off during the six months ended March 31, 1998. Advances from borrowers for taxes and insurance decreased by $9.7 million to $8.2 million at March 31, 1998 from $17.9 million at September 30, 1997 due to the remittance of escrowed real estate taxes in November 1997.

Stockholders' equity increased $4.0 million to $117.0 million at March 31, 1998 from $113.0 million at September 30, 1997. The increase to stockholders' equity during the six month period ended March 31, 1998 was due to net income of $4.4 million and increases in additional paid in capital, employee stock ownership plan and recognition and retention plan accounts of $1.1 million due to the amortization of related compensation expense. Dividends declared during the six months ended March 31, 1998 reduced stockholders' equity by $1.8 million.

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

During a period of rising interest rates, a company with a negative gap position would tend to experience a decrease in net interest income while a company with a positive gap position would tend to experience an increase in net interest income. During a period of declining interest rates a company with a negative gap position would generally be expected, absent the effect of other factors, to experience a greater decrease in the cost of liabilities relative to yield on assets and thus an increase in the net interest income.

The Bank's one year interest rate sensitivity gap as a percentage of total assets was a negative 24.1% at March 31, 1998 as compared to a negative 15.4% at September 30, 1997. During the quarter ended March 31, 1998, the Bank reevaluated the methods and assumptions used for evaluating interest rate risk. As part of this evaluation the Bank implemented a new asset liability software modeling program. This new modeling program computes interest rate sensitivity on an individual asset and liability cash flow basis rather than on an aggregate cash flow basis, as was the case under the previous model. The increase in the Bank's negative interest rate sensitivity gap is primarily attributable to this change in interest rate sensitive asset and liability valuation methodology. The software model utilized to compute the Bank's interest rate sensitivity gap makes various estimates regarding cash flows from principal repayments on loans and mortgage-backed securities and/or call activity on investment securities. Actual results could differ significantly from these estimates, which may result in material variances in the calculated interest rate sensitivity gap.

The Bank's policy is to manage its exposure to interest rate risk by attempting to match the maturities of its interest rate sensitive assets and liabilities, in part, by emphasizing, when market conditions permit, the origination of adjustable rate mortgages ("ARM") and short term residential construction loans. As of March 31, 1998, these loans constituted approximately 47% of outstanding mortgage loans. Approximately 8% of outstanding mortgage loans with seven year and ten year fixed rates which become one year adjustable loans thereafter are classified as ARM loans. The Bank also manages its exposure by purchasing short average life and adjustable-rate collateralized mortgage obligations and mortgage-backed securities.

Asset Quality

The Company and the Bank regularly review interest earning assets to determine proper valuation of those assets. Management monitors the asset portfolio by reviewing historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. During the six months ended March 31, 1998, non-performing assets decreased $0.3 million to $10.1 million from $10.4 million at September 30, 1997. Non-performing loans decreased by $0.6 million to $7.5 million at March 31, 1998 from $8.1 million at September 30, 1997. Real estate owned increased $0.4 million to $2.2 million at March 31, 1998 from $1.8 million at September 30, 1997. Repossessed assets decreased $86,000 to $388,000 at March 31, 1998 from $474,000 at September 30, 1997.

During the quarter ended March 31, 1998, an additional loan loss provision of $2.2 million with respect to the Bank's indirect automobile loan portfolio was recorded. At March 31, 1998 and September 30, 1997, the allowance for loan losses related to the indirect automobile loan portfolio was 5.72% and 3.68% (as a percentage of the outstanding balance of such portfolio) respectively on outstanding balances of $65.4 million and $88.4 million, respectively. The Company exited the indirect automobile lending business as of September 30, 1996. During the six months ended March 31, 1998 management continued to monitor and evaluate the performance of the remaining indirect automobile loan portfolio and recorded net charge-offs related to indirect automobile loans for the six months ended March 31, 1998 of $2.7 million. Prior to March 31, 1998, management estimated that the rate of repossessed collateral and loan delinquencies related to indirect automobile loans would significantly improve in the future as the indirect automobile loan portfolio matured. During the quarter ended March 31, 1998, repossessions decreased, but not as quickly as anticipated. Additionally, delinquencies remained at 7.55% (as a percentage of the outstanding balance of the indirect automobile loan portfolio) at March 31, 1998 as compared to 8.77% at September 30, 1997. The combination of the net charge-offs on indirect loans being higher than expected and no significant improvement of the delinquency rate on indirect loans during the six month period caused management to revise its estimate related to the Company's loan loss provision with respect to the indirect automobile loan portfolio. The additional provision was based on management's evaluation of the portfolio's remaining term to maturity, historical loss experience, related delinquency rates and the value of the underlying collateral. Management will continue to monitor the performance of the remaining indirect automobile loan portfolio, and will adjust the loan loss provision if current estimates of collectibility change.

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

                                                ASSET QUALITY
                                               (In thousands)

                                                                  September 30, 1997       March 31, 1998
                                                                 ---------------------  ---------------------
Non-performing mortgage loans delinquent more than 90 days..     $               6,824  $               6,508
Non-performing other loans delinquent more than 90 days.....                     1,262                  1,030
                                                                 ---------------------  ---------------------
Total non-performing loans..................................                     8,086                  7,538
Real estate owned, net of related allowance.................                     1,795                  2,199
Repossessed assets, net of related allowance................                       474                    388
                                                                 ---------------------  ---------------------
Total non-performing assets.................................     $              10,355  $              10,125
                                                                 =====================  =====================

Non-performing loans to total loans.........................                     0.68%                  0.69%
Non-performing assets to total assets.......................                     0.57%                  0.57%
Allowance for loan losses to non-performing loans...........                    74.77%                 84.00%

RESULTS OF OPERATIONS

Comparison of results in this section are for the three month periods ended March 31, 1998 and March 31, 1997, and the six month periods then ended.

General

Net income for the quarter ended March 31, 1998 was $2.1 million as compared to $2.3 million for the quarter ended March 31, 1997, a decrease of $200,000. Earnings for the quarter ended March 31, 1998 as compared to the same quarter last year were primarily impacted by a $2.3 million increase in the provision for loan losses which, together with a $600,000 increase in non-interest expense, was offset in part by a $2.5 million increase in non-interest income, primarily from gains on loan and security sales. Net income for the six months ended March 31, 1998 was $4.4 million as compared to $4.5 million for the six months ended March 31, 1997, a decrease of $100,000.

Net Interest Income

Net interest income before provision for loan losses was $11.1 million for the quarter ended March 31, 1998 as compared to $11.0 million for the quarter ended March 31, 1997. For the six months ended March 31, 1998, net interest income before provision for loan losses was $21.9 million as compared to $21.4 million for the six months ended March 31, 1997.

The increase in net interest income for the six months ended March 31, 1998 was in part due to an increase in interest earning assets of $226.0 million to $1.712 billion at March 31, 1998 from $1.486 billion at March 31, 1997. The average balance of interest earning deposits, securities and mortgage-backed and related securities available-for-sale and held-to-maturity and FHLB stock increased by $211 million from $370 million for the six months period ended March 31, 1997 to $581 million for the six month period ended March 31, 1998. During these same periods the average balance of loans increased by $118 million from $1.039 billion to $1.157 billion.

The actual increase in interest bearing liabilities was $208.0 million from $1.428 billion at March 31, 1997 to $1.636 billion at March 31, 1998. The average balance of deposits increased by $66 million from $1.125 billion for the six month period ended March 31, 1997 to $1.191 billion for the six month period ended March 31, 1998. During these same periods the average balance of FHLB advances increased $192 million from $171 million to $363 million. In addition, the Company issued Series A Debentures in June of 1997 resulting in an average balance for the six months ended March 31, 1998 of $34 million.

For the six months ended March 31, 1997 and 1998 the average balance of interest-earning assets exceeded the average balance of interest-bearing liabilities by $104 million and $140 million, respectively. Although the Company's average net interest earning assets increased by $36 million, the recent declining interest rate environment negatively impacted the Company's net interest income. The net interest margin declined to 2.53% for the six month period ended March 31, 1998 from 3.03% for the six month period ended March 31, 1997. Interest margins have been negatively impacted by the recent declining interest rate environment, which has led to an increase in residential loan refinancings without a corresponding decrease in the Company's cost of funds. The average yield on interest earning assets decreased from 7.73% to 7.48%; however, the average cost of funds increased from 5.08% to 5.44% from March 31, 1997 to March 31, 1998, respectively.

Provision for Loan Losses

During the quarter ended March 31, 1998, the provision for loan losses increased to $2.9 million from $567,000 for the comparable period ended March 31, 1997. For the six months ended March 31, 1998 the provision for loan losses increased to $3.9 million as compared to $1.4 million for the six months ended March 31, 1997. The increases for both the quarter and the six month periods are primarily attributable to an additional loan loss provision of $2.2 million with respect to the Company's indirect automobile loan portfolio. The additional provision was based upon management's evaluation of such factors as the portfolio's remaining term to maturity, historical loss experience and value of the underlying collateral. The balance of the indirect automobile loan portfolio at March 31, 1998 was $65.4 million as compared to $115.8 million at March 31, 1997. See "Asset Quality."

Other Income

Other income increased to $4.6 million for the quarter ended March 31, 1998 from $2.1 million for the quarter ended March 31, 1997. For the six months ended March 31, 1998 other income increased to $8.0 million from $4.0 million for the six months ended March 31, 1997. The increase in other income for the quarter ended March 31, 1998 is primarily the result of a $2.4 million gain on the Company's sale of $160.7 million principal balance of fixed and adjustable rate residential loans on March 31, 1998. The increase in other income for the six months ended March 31, 1998 is due to an increase in the gain on sale of loans from $422,000 for the six months ended March 31, 1997 to $2.4 million for the six months ended March 31, 1998. In addition, net gains on sales of mortgage-backed and related securities, securities available for sale and net realized and unrealized gain on trading securities increased $0.8 million from $833,000 to approximately $1.7 million for the six months ended March 31, 1997 as compared to the six months ended March 31, 1998. Miscellaneous income increased from $828,000 for the six months ended March 31, 1997 to $1.7 million during the six months ended March 31, 1998 primarily due to fees related to the increased refinancing of mortgages during the period and increased fees collected from use of the Bank's ATM network by non-customers.

Other Expenses

Other expenses increased to $9.3 million for the quarter ended March 31, 1998 as compared to $8.7 million for the quarter ended March 31, 1997. For the six months ended March 31, 1998, other expenses increased to $18.8 million as compared to $16.5 million for the six months ended March 31, 1997. The increase of $0.6 million in other expenses for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 includes increases in compensation of $0.5 million and increases in occupancy and equipment of $0.2 million. The increase of $2.3 million in other expenses for the six months ended March 31, 1998 as compared to the six months ended March 31, 1997 includes increases in compensation of $2.0 million and increases in occupancy and equipment of $0.7 million. The increases for both the quarter and the six month periods are primarily due to the growth of the Bank. Between March 31, 1997 and March 31, 1998 the Bank increased its branch network by 25% with the addition of ten full-service branches. Since March 31, 1997 the Bank has also added a loan production office and a commercial loan department, and has expanded the credit review and loan servicing functions and related staff.

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include a mainframe processing system licensed to the Company by an outside vendor and various purchased software packages which are run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company's mainframe software vendor and the majority of the other vendors which have been contacted have indicated that their hardware and/or software will be Year 2000 compliant. The Company has started to test certain software for Year 2000 compliance. While some expenses will be incurred during the next two years, Year 2000 compliance is not expected to have a material effect on the Company's consolidated financial statements. Costs of addressing the Year 2000 issues will be charged to earnings as they are incurred.

Quantitative and Qualitative Disclosures about Market Risk

As a financial institution holding company, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets, other than those with short term maturities. All of the Company's interest rate risk exposure lies at the Bank level. Accordingly, interest rate risk management procedures are performed at the Bank level. Based on the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's real estate portfolio, concentrated primarily within Palm Beach, Martin, Broward, Dade and Lee counties of Florida, is subject to risks associated with the local economy. See "Interest Rate Sensitivity."

                           PART II - OTHER INFORMATION

                         FIRST PALM BEACH BANCORP, INC.

Item 1    Legal Proceedings

          Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business which in the aggregate involve amounts which in management's opinion are not material to the consolidated financial condition or results of operations of the Company.

Item 2    Changes in Securities and Use of Proceeds.

          Not applicable.

Item 3    Defaults upon Senior Securities

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

          (b)  None.

                         FIRST PALM BEACH BANCORP, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         First Palm Beach Bancorp, Inc.
                                  (Registrant)



Date:
May 8, 1998                               /s/ Louis O. Davis, Jr.
                                          -------------------------------------
                                          Louis O. Davis, Jr.
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)



Date:
May 8, 1998                               /s/ Suzanne S. Brenner
                                          -------------------------------------
                                          Suzanne S. Brenner
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number         Description                                                                                       Page


    11         Statement Re: Computation of Per Share Earnings....................................................23

    27         Financial Data Schedule (for SEC use only).........................................................24