Form 10-Q
period 1998-06-30
FIRST PALM BEACH BANCORP INC
filed 1998-08-13
CIK 906608

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


                         Commission file number 0-21942

                         FIRST PALM BEACH BANCORP, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                 65-0418027
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              450 South Australian Avenue, West Palm Beach, Florida
                    (Address of principal executive offices)

                                      33401
                                   (Zip Code)

                                  561-655-8511
              (Registrant's telephone number, including area code)

          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 5,145,859 at July 31, 1998.

                         FIRST PALM BEACH BANCORP, INC.

                                    FORM 10-Q

                                      Index

                                                                                                               Page
Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995 for Forward-Looking Information.........................................................................2

Part I.         Financial Information

Item 1          Financial Statements

                Consolidated Statements of Financial Condition as of
                September 30, 1997 and June 30, 1998 (unaudited)...........................................................3

                Consolidated Statements of Operations for the Three and Nine
                Months ended June 30, 1997 and 1998 (unaudited)............................................................4

                Consolidated Statements of Changes in Stockholders' Equity
                for the Nine Months ended June 30, 1997 and 1998 (unaudited)...............................................5

                Consolidated Statements of Cash Flows for the Nine Months
                ended June 30, 1997 and 1998 (unaudited)...................................................................7

                Notes to Unaudited Consolidated Financial Statements.......................................................9

Item 2          Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................................................................12

Item 3          Quantitative and Qualitative Disclosures about Market Risk................................................19

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

Item 3          Defaults Upon Senior Securities...........................................................................20

Item 4          Submission of Matters to a Vote of Security Holders.......................................................20

Item 5          Other Information.........................................................................................20

Item 6          Exhibits and Reports on Form 8-K..........................................................................20

Signature Page............................................................................................................21

Exhibit Index.............................................................................................................22

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

                         PART I - FINANCIAL INFORMATION
                         FIRST PALM BEACH BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                                                    September 30,       June 30,
                                                                                                        1997              1998
                                                                                                   ---------------   ---------------
                                                                                                                       (Unaudited)
Assets
Cash and amounts due from depository institutions.............................................     $        21,123   $        28,673
Interest earning deposits.....................................................................              78,806            73,529
                                                                                                   ---------------   ---------------
     Total cash and cash equivalents..........................................................              99,929           102,202
Securities available-for-sale.................................................................              59,468            72,528
Securities held-to-maturity...................................................................              14,988                --
Mortgage-backed and related securities available-for-sale.....................................             208,342           465,271
Mortgage-backed and related securities held-to-maturity.......................................             213,303                --
Loans receivable - net of allowance for loan losses...........................................           1,144,100         1,058,983
Real estate owned, at fair value..............................................................               1,795             2,648
Repossessed automobiles, at estimated fair value..............................................                 474               318
Office properties and equipment, net..........................................................              28,313            28,404
Federal Home Loan Bank stock, at cost.........................................................              18,296            14,044
Accrued interest receivable...................................................................               9,879             9,210
Goodwill......................................................................................               2,631             2,485
Other assets..................................................................................               6,902             7,933
                                                                                                   ---------------   ---------------
     Total assets.............................................................................     $     1,808,420   $     1,764,026
                                                                                                   ===============   ===============

Liabilities and Stockholders' Equity
Deposit accounts..............................................................................     $     1,229,279   $     1,299,323
Advances from Federal Home Loan Bank..........................................................             365,925           270,850
Securities sold under agreements to repurchase................................................              28,946                --
Senior debentures - net of unamortized issuance costs.........................................              33,839            33,942
Advances by borrowers for taxes and insurance.................................................              17,866            12,490
Deferred income taxes.........................................................................                 (3)             1,259
Other liabilities.............................................................................              19,538            25,334
                                                                                                   ---------------   ---------------
     Total liabilities........................................................................     $     1,695,390   $     1,643,198

Stockholders' equity:
Preferred stock ($.01 par value) authorized 1,000,000 shares; none outstanding................                  --                --
Common stock ($.01 par value) authorized 10,000,000 shares; issued 5,496,375 shares;
   outstanding 5,047,746 and 5,136,459 (net of treasury stock) at September 30, 1997
   and June 30, 1998, respectively............................................................                  55                55
Additional paid-in capital....................................................................              53,521            53,912
Retained earnings, substantially restricted...................................................              71,397            74,291
Treasury stock, at cost (448,629 shares at September 30, 1997 and 359,916 shares at
   June 30, 1998).............................................................................             (9,825)           (7,882)
Common stock purchased by:
Employee stock ownership plan.................................................................               (955)             (315)
Recognition and retention plans...............................................................               (117)             (141)
Unrealized increase (decrease) in fair value on available-for-sale securities (net of
   applicable income taxes)...................................................................             (1,046)               908
                                                                                                   ---------------   ---------------
Total stockholders' equity....................................................................             113,030           120,828
                                                                                                   ---------------   ---------------

Total liabilities and stockholders' equity....................................................     $     1,808,420   $     1,764,026
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

                         FIRST PALM BEACH BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     Three Months Ended                   Nine Months Ended
                                                             ----------------------------------  -----------------------------------
                                                              June 30, 1997     June 30, 1998     June 30, 1997      June 30, 1998
                                                             ----------------  ----------------  ----------------   ----------------
Interest Income:
Loans.....................................................   $         22,327  $         20,135  $         65,006   $         66,108
Securities available-for-sale.............................                876             1,662             3,967              4,159
Securities held-to-maturity...............................                260                92               873                347
Mortgage-backed and related securities available-for-sale.              3,119             6,034             6,431             14,350
Mortgage-backed and related securities held-to-maturity...              3,583             2,235             8,021              9,534
Trading securities........................................                 --                --                --                239
Other.....................................................                277               308               639              1,021
                                                             ----------------  ----------------  ----------------   ----------------
     Total interest income................................             30,442            30,466            84,937             95,758
                                                             ----------------  ----------------  ----------------   ----------------

Interest Expense:
Deposits..................................................             14,665            15,620            42,506             46,008
Advances from Federal Home Loan Bank......................              3,752             4,099             8,746             14,880
Securities sold under agreements to repurchase............                294                --               589                279
Senior debentures.........................................                 --               967                --              2,901
                                                             ----------------  ----------------  ----------------   ----------------
   Total interest expense.................................             18,711            20,686            51,841             64,068
                                                             ----------------  ----------------  ----------------   ----------------
   Net interest income....................................             11,731             9,780            33,096             31,690
Provision for loan losses.................................                831               211             2,200              4,062
                                                             ----------------  ----------------  ----------------   ----------------
   Net interest income after provision for loan losses....             10,900             9,569            30,896             27,628
                                                             ----------------  ----------------  ----------------   ----------------

Other Income:
Servicing income and other fees...........................              1,042             1,096             2,997              3,307
Net gain on sale of loans and mortgage-backed and related
   securities.............................................                207             1,235             1,134              4,692
Net gain on sale of securities available-for-sale.........                 85                 5               277                400
Net realized and unrealized gain on trading securities....                 94                --               231                204
Miscellaneous.............................................                524               736             1,354              2,481
                                                             ----------------  ----------------  ----------------   ----------------
   Total other income.....................................              1,952             3,072             5,993             11,084
                                                             ----------------  ----------------  ----------------   ----------------

Other Expenses:
Employee compensation and benefits........................              4,693             5,686            13,535             16,489
Occupancy and equipment...................................              1,839             1,906             4,796              5,529
Federal deposit insurance premium.........................                191               288               785                774
Provision for losses and net losses on sale of real estate
   owned..................................................                214                36               266                228
Advertising and promotion.................................                179               566               861              1,137
Miscellaneous.............................................              1,781             2,213             5,108              5,304
                                                             ----------------  ----------------  ----------------   ----------------
   Total other expenses...................................              8,897            10,695            25,351             29,461
                                                             ----------------  ----------------  ----------------   ----------------

Income before provision for income taxes..................              3,955             1,946            11,538              9,251

Provision for income taxes................................              1,603               783             4,637              3,688
                                                             ----------------  ----------------  ----------------   ----------------

   Net income.............................................   $          2,352  $          1,163  $          6,901   $          5,563
                                                             ================  ================  ================   ================

Earnings per share:
   Basic..................................................   $           0.48  $           0.23  $           1.41   $           1.12
   Diluted................................................   $           0.47  $           0.23  $           1.38   $           1.09

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

                         FIRST PALM BEACH BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        Unrealized
                                                                                  Common     Common   Gain (Loss) In
                                               Additional                         Stock      Stock     Fair Value on       Total
                                       Common    Paid-in   Retained  Treasury   Purchased  Purchased  Available-for-   Stockholders'
                                       Stock     Capital   Earnings    Stock     by ESOP     by RRP   Sale Securities     Equity
                                       ------  ----------  --------  ---------  ---------  ---------  ---------------  -------------
Nine months ended June 30, 1997

Balance at September 30, 1996........  $   55  $   52,891  $ 65,064  $ (8,660)  $ (1,769)  $   (161)   $      (1,995)  $     105,425

Net income...........................      --          --     6,901         --         --         --               --          6,901
Accretion of unrealized gain
  on securities and mortgage-
  backed and related securities
  transferred from available-
  for-sale to held-to-maturity,
  net of income taxes................      --          --        --         --         --         --             (22)           (22)
Change in unrealized losses on
  securities available-for-sale
  and mortgage-backed and related
  securities available-for-sale,
  net of income taxes................      --          --        --         --         --         --               42             42
Amortization of deferred
  compensation, Employee Stock
  Ownership Plan and Recognition
  and Retention Plans................      --         945        --         --        607         14               --          1,566
Purchase of Treasury Stock at
  cost (114,000 shares)..............      --          --        --    (2,668)         --         --               --        (2,668)
Exercise of stock options by
  certain directors and employees....      --        (615)       --      1,133         --         --               --            518
Declaration of dividends of
  $0.45 per share....................      --          --   (2,267)         --         --         --               --        (2,267)
                                       ------  ----------  --------  ---------  ---------  ---------   --------------  -------------

Balance at June 30, 1997.............  $   55  $   53,221  $ 69,698  $(10,195)  $ (1,162)  $   (147)   $      (1,975)  $     109,495
                                       ======  ==========  ========  =========  =========  =========   ==============  =============

                                                                     (Continued)

                         FIRST PALM BEACH BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                        Unrealized
                                                                                  Common     Common   Gain (Loss) In
                                               Additional                         Stock      Stock     Fair Value on       Total
                                       Common    Paid-in   Retained  Treasury   Purchased  Purchased  Available-for-   Stockholders'
                                       Stock     Capital   Earnings    Stock     by ESOP     by RRP   Sale Securities     Equity
                                       ------  ----------  --------  ---------  ---------  ---------  ---------------  -------------
Nine months ended June 30, 1998

Balance at September 30, 1997........  $   55  $   53,521  $ 71,397  $ (9,825)  $   (955)   $  (117)  $       (1,046)   $    113,030

Net income...........................      --          --     5,563         --         --         --               --          5,563
Accretion of unrealized gain
  on securities and mortgage-
  backed and related securities
  transferred from available-
  for-sale to held-to-maturity,
  net of income taxes................      --          --        --         --         --         --               11             11
Change in unrealized gain on
  securities available-for-sale
  and mortgage-backed and related
  securities available-for-sale,
  net of income taxes................      --          --        --         --         --         --            1,943          1,943
Amortization of deferred
  compensation, Employee Stock
  Ownership Plan and Recognition
  and Retention Plans................      --       1,106        --         --        640       (24)               --          1,722
Exercise of stock options by
  certain directors and employees....      --       (715)        --      1,943         --         --               --          1,228
Declaration of dividends of
  $0.525 per share...................      --          --   (2,669)         --         --         --               --        (2,669)
                                       ------  ----------  --------  ---------  ---------   --------  ---------------   ------------

Balance at June 30, 1998.............  $   55  $   53,912  $ 74,291  $ (7,882)  $   (315)   $  (141)  $           908   $    120,828
                                       ======  ==========  ========  =========  =========   ========  ===============   ============

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

                         FIRST PALM BEACH BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       For the Nine Months Ended
                                                                                                    June 30, 1997     June 30, 1998
                                                                                                   ---------------   ---------------
Cash flow from (for) operating activities:
   Net income.................................................................................     $         6,901   $         5,563
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation.............................................................................               1,413             1,898
     Employee Stock Ownership Plan and Recognition and Retention Plan compensation expense....               1,566             1,722
     Amortization of Senior Debentures' issuance cost.........................................                  --               184
     Accretion of discounts, amortization of premiums, and other deferred yield items.........               (799)               947
     Amortization of goodwill.................................................................                 146               146
     Provision for loan losses................................................................               2,200             4,062
     Provision for losses and net losses on sales of real estate owned........................                 266               228
     Net realized and unrealized (gain) on trading securities.................................               (231)             (204)
   Purchase of trading securities.............................................................            (48,119)         (148,431)
   Sale of trading securities.................................................................              48,263           148,373
     Net gain on sale of:
       Loans..................................................................................               (402)           (2,390)
       Mortgage-backed and related securities available-for-sale..............................               (740)           (2,344)
       Securities available-for-sale..........................................................               (277)             (400)
       Property and equipment.................................................................                  --             (161)
     (Increase) decrease in accrued interest receivable.......................................             (1,182)               453
     Increase in other assets.................................................................               (475)           (1,031)
     Increase (decrease) in other liabilities - net of change in dividends payable and
       deferred taxes.........................................................................               (322)             5,654
                                                                                                   ---------------   ---------------
         Net cash (used for) provided by operating activities.................................               8,208            14,269
                                                                                                   ---------------   ---------------
Cash flow from (for) investing activities:
   Loan originations and principal payments on loans..........................................           (139,262)          (70,480)
   Principal payments received on mortgage-backed and related securities......................              43,410            52,829
   Purchases of:
     Loans....................................................................................             (7,771)          (11,754)
     Mortgage-backed and related securities held-to-maturity..................................           (132,449)                --
     Mortgage-backed and related securities available-for-sale................................           (128,815)         (290,414)
     Securities held-to-maturity..............................................................            (15,413)                --
     Securities available-for-sale............................................................           (102,957)          (65,961)
     Office properties and equipment..........................................................             (8,159)           (2,464)
   Proceeds from sales of:
     Loans....................................................................................              27,747           161,012
     Mortgage-backed and related securities available-for-sale................................              82,070           199,573
     Securities available-for-sale............................................................              62,161            60,113
     Repossessed automobiles..................................................................               6,580             2,305
     Real estate acquired in settlement of loans..............................................               2,798             2,102
     Office properties and equipment..........................................................                  --               636
   (Purchase) Sale of Federal Home Loan Bank stock............................................             (2,996)             4,252
   Proceeds from maturities of securities.....................................................              41,896            10,000
   Other investing activities.................................................................             (1,841)           (3,093)
                                                                                                   ---------------   ---------------
     Net cash (used for) provided by investing activities.....................................           (273,001)            48,656
                                                                                                   ---------------   ---------------

                                                                                                                         (Continued)

                         FIRST PALM BEACH BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       For the Nine Months Ended
                                                                                                    June 30, 1997     June 30, 1998
                                                                                                   ---------------   ---------------
Cash flow from (for) financing activities:
   Issuance of senior debentures..............................................................              33,875                --
   Purchase of treasury stock at cost.........................................................             (2,668)                --
   Exercise of stock options..................................................................                 518             1,228
   Net increase (decrease) in:
     NOW accounts, demand deposits, and savings accounts......................................              12,655            79,462
     Certificates of deposit..................................................................              77,900           (9,418)
     Advances from Federal Home Loan Bank.....................................................              49,925          (95,075)
     Securities sold under agreement to repurchase............................................                  --          (28,946)
     Advances by borrowers for taxes and insurance............................................             (1,986)           (5,376)
     Dividends paid on stock..................................................................             (2,021)           (2,527)
                                                                                                   ---------------   ---------------
       Net cash (used for) provided by financing activities...................................             168,198          (60,652)
                                                                                                   ---------------   ---------------

Net (decrease) increase in cash and cash equivalents..........................................            (96,595)             2,273

Cash and cash equivalents, beginning of period................................................             161,413            99,929
                                                                                                   ---------------   ---------------

Cash and cash equivalents, end of period......................................................     $        64,818   $       102,202
                                                                                                   ===============   ===============

Supplemental disclosure of cash flows

   Supplemental disclosure of cash flow information:
     Cash paid for income taxes...............................................................     $           189   $         2,650
                                                                                                   ===============   ===============

     Cash paid for interest on deposits and other borrowings..................................     $        52,933   $        65,868
                                                                                                   ===============   ===============

   Supplemental schedule of noncash investing and financing activities:
     Repossessed automobiles acquired in settlement of loans..................................     $        12,426   $         6,103
                                                                                                   =============== = ===============
     Real estate acquired in settlement of loans..............................................     $         1,947   $         3,219
                                                                                                   =============== = ===============

   Changes in unrealized loss on available-for-sale securities, net of income taxes...........     $          (20)   $       (1,954)
                                                                                                   ===============   ===============

These financial statements should be read in conjunction with the Notes to Unaudited Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements appearing in First Palm Beach Bancorp, Inc.'s 1997 Annual Report to Stockholders.

                         FIRST PALM BEACH BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                AT AND FOR THE THREE AND NINE MONTH PERIODS ENDED
                             JUNE 30, 1997 AND 1998


(1)  Basis of Presentation

     First Palm Beach Bancorp, Inc. (the "Company") was organized in May 1993 as the holding company for First Bank of Florida (the "Bank"), formerly First Federal Savings and Loan Association of the Palm Beaches, in connection with the Bank's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association. The Bank changed its name from First Federal Savings and Loan Association of the Palm Beaches to First Bank of Florida on October 15, 1996.

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

     On May 28, 1998, the Company announced the execution of a definitive agreement to be merged into Republic Security Financial Corporation (NASDAQ: RSFC), the parent company of Republic Security Bank. Republic Security Financial Corporation, with total assets of $1.0 billion, operates thirty-four full service banking offices and is headquartered in Palm Beach County, Florida. The merger is subject to various conditions, including the receipt of regulatory approvals from the Federal Reserve and the Florida Banking Department and the approval of the stockholders of each of the Company and Republic Security Financial Corporation. During the quarter ended June 30, 1998, the Company capitalized approximately $260,000 of merger related expenses. The approval of the Federal Reserve was received on July 29, 1998. The merger is expected to close in the fourth quarter of calendar 1998.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the nine months ended June 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1998.

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

     Certain amounts in the June 30, 1997 and September 30, 1997 consolidated financial statements have been reclassified to conform to the presentation for June 30, 1998.

(2)  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. In February 1998, FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans, but does not change the measurement or recognition of those plans. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. These statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require companies to record all derivatives, except those derivatives used to hedge other securities, on the balance sheet as assets or liabilities, measured at fair value. The income statement generally will be required to reflect gains or losses in the values of those derivatives as of the date of the income statement. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, or results of operations as the Company currently does not have any derivative financial instruments.

(3)  Earnings Per Share

     The Company adopted the provisions of SFAS No. 128, "Earnings per Share" as of December 31, 1997, and restated all prior periods presented. The statement is designed to make the earnings per share computation comparable to International Accounting Standards and is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding, excluding unallocated shares held by the ESOP. Diluted earnings per share reflects the potential dilutions that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share were determined by dividing net income for the period by the weighted average number of shares of common stock outstanding and potential common stock outstanding excluding unallocated shares held by the ESOP and Recognition and Retention Plan shares.

     The following is a reconciliation of the numerator and denominator of basic and diluted earnings per share for the three month and nine month periods ended June 30, 1998.

                                                                        Three Months Ended                Nine Months Ended
                                                                             June 30,                          June 30,
                                                                      1997             1998             1997             1998
                                                                 --------------   ---------------  ---------------  ---------------
Numerator:
   Net Income (in thousands)................................     $        2,352   $         1,163  $         6,901  $         5,563
                                                                 ==============   ===============  ===============  ===============
Denominator:
   Average shares common stock outstanding utilized
   in the calculation of basic earnings per share...........          4,886,886         5,003,645        4,878,050        4,969,132
   Potential common stock due to the dilutive effect
   of stock options.........................................            133,492           153,126          124,244          150,062
                                                                 --------------   ---------------  ---------------  ---------------
   Average shares outstanding utilized in the calculation
   of diluted earnings per share............................          5,020,378         5,156,771        5,002,294        5,119,194
                                                                 ==============   ===============  ===============  ===============

(4)  Commitments and Contingencies

     Commitments to originate loans of $28.5 million at June 30, 1998 represent the total principal amounts which the Bank plans to fund within the normal commitment period of 60 to 90 days. As of June 30, 1998 the Bank had $50.0 million in commitments to fund undisbursed balances of loans previously closed. As of June 30, 1998, the Bank had $64.0 million in commitments to purchase securities and $2.6 million in commitments to purchase loans.

(5)  Allowance for Loan Losses; Impaired Loans

     An analysis of the changes in the allowance for loan losses for the nine months ended June 30, 1998 and fiscal year ended September 30, 1997, is as follows:

                                              Fiscal Year Ended       Nine Months Ended
                                             September 30, 1997         June 30, 1998
                                            ---------------------   ----------------------
                                                            (In thousands)
Balance at beginning of period..........    $              11,855   $                6,046
Current provision.......................                    3,281                    4,062
Charge-offs - net.......................                  (9,090)                  (4,745)
                                            ---------------------   ----------------------
Ending balance..........................    $               6,046   $                5,363
                                            =====================   ======================

     At June 30, 1998, and September 30, 1997 the Bank's impaired loans consisted of the following:

                                                                         September 30, 1997         June 30, 1998
                                                                       ----------------------   ---------------------
                                                                                       (In thousands)
Impaired loan balances..........................................       $                1,267   $               1,490
Related allowance for loan losses...............................       $                  349   $                 394
Average recorded investment in impaired loans...................       $                4,924   $               1,495
Interest income recognized during impairment period.............       $                  921   $                  32

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

General

First Palm Beach Bancorp, Inc. (the "Company") was organized in May 1993 as the holding company for First Bank of Florida (the "Bank"), formerly First Federal Savings and Loan Association of the Palm Beaches, in connection with the Bank's conversion from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association. The Bank changed its name from First Federal Savings and Loan Association of the Palm Beaches to First Bank of Florida on October 15, 1996. The Company is headquartered in West Palm Beach, Florida.

On May 28, 1998, the Company announced the execution of a definitive agreement to be merged into Republic Security Financial Corporation (NASDAQ: RSFC), the parent company of Republic Security Bank. Republic Security Financial Corporation, with total assets of $1.0 billion, operates thirty-four full service banking offices and is headquartered in Palm Beach County, Florida. The merger is subject to various conditions, including the receipt of regulatory approvals from the Federal Reserve and the Florida Banking Department and the approval of the stockholders of each of the Company and Republic Security Financial Corporation. The approval of the Federal Reserve was received on July 29, 1998. The merger is expected to close in the fourth quarter of calendar 1998.

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

At June 30, 1998, the Bank had 51 full-service branches in Palm Beach, Martin, Broward, Dade and Lee Counties, Florida. Two loan production offices are located in Palm Beach County and one loan production office is in Lee County. As of June 30, 1998, the Bank operated four of its full-service branches inside Winn-Dixie supermarkets and twenty inside Albertson's supermarkets. During the quarter ended June 30, 1998, the Bank opened one full-service branch, which is a supermarket branch. The Bank has under construction two additional Albertson's branches. The Bank may open additional supermarket branches at Albertson's in the future.

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

Liquidity and Capital Resources

The Bank's most liquid assets are cash, amounts due from depository institutions and interest-bearing deposits. The levels of these assets depend on the Bank's lending, investing, operating and deposit activities during any given period. At June 30, 1998, cash and amounts due from depository institutions and interest-earning deposits totaled $102.2 million.

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

The  primary   investing   activities  of  the  Bank  are  the   origination  of
single-family mortgage loans and the purchase of mortgage-backed and other securities. A primary component of the Bank's current strategic plan is to increase its originations of mortgage and consumer loans, excluding indirect automobile loans. At September 30, 1996, the Bank discontinued its indirect automobile lending program, which produced delinquency rates and a level of repossessed assets which management deemed unacceptable and which resulted in increased loan loss provisions. During the nine months ended June 30, 1998, the Bank's loan originations totaled $307.3 million, compared to $303.4 million for the nine months ended June 30, 1997. Purchases of mortgage-backed and other securities totaled $356.4 million for the nine months ended June 30, 1998, compared to $379.6 million for the nine months ended June 30, 1997. These activities were funded primarily by principal repayments on loans and mortgage-backed securities, maturities of investment securities, and increases in deposits. Principal repayments on loans and mortgage-backed securities totaled $278.4 million during the nine months ended June 30, 1998, compared to $204.8 million for the nine months ended June 30, 1997. Maturities and calls of investment securities totaled $10.0 million and $41.9 million, respectively, during the nine months ended June 30, 1998 and 1997. Loan and securities sales, which totaled $420.7 million and $172.0 million, respectively, during the nine months ended June 30, 1998 and 1997, provided additional cash flows.

Deposits increased $70.0 million during the nine months ended June 30, 1998, compared to an increase of $90.6 million during the nine months ended June 30, 1997. Deposit flows are affected by, among other things, the level of interest rates, and the interest rates and products offered by local competitors. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1998 totaled $780.0 million. Based upon the Bank's current pricing strategy and deposit retention experience, management believes that a significant portion of such deposits will remain with the Bank. Net borrowings decreased by $123.9 million during the nine months ended June 30, 1998, which decrease was comprised of decreases of $95.0 million and $28.9 million in FHLB advances and reverse repurchase agreements, respectively.

OTS regulations require a savings institution to maintain an average daily balance of liquid assets (generally cash; certain time deposits; bankers' acceptances; specified United States Government, state or federal agency obligations; shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a specified percentage (determined as of the end of the preceding calendar quarter or as an average daily balance during the preceding quarter) of its net withdrawable deposit accounts plus short-term borrowings. The computation of the average liquidity ratio and the minimum liquidity requirement was revised by OTS regulations in January 1998. The minimum liquidity requirement was 5.0% and 4.0% as of September 30, 1997 and June 30, 1998, respectively. The Bank historically has maintained a level of liquid assets in excess of this regulatory requirement. The Bank's average liquidity ratio was 7.0% and 36.1% (the latter as computed under the revised regulatory requirements) at September 30, 1997 and June 30, 1998, respectively. Liquidity management is a daily and long-term function of the Bank's management strategy. If the Bank requires liquid funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances and reverse repurchase agreements.

The Bank also invests in U.S. Treasury and agency securities, collateralized mortgage obligations, municipal bonds and FHLB overnight funds. During periods when the Bank's loan demand is lower, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise would be available.

At June 30, 1998, the Bank had outstanding commitments to originate $28.5 million of loans and $50.0 million in commitments to fund undisbursed balances of loans previously closed. At June 30, 1998, the Bank had $2.6 million in commitments to purchase loans and $64.0 million in commitments to purchase securities. Management is of the opinion that the Bank will have sufficient funds available to meet all of these commitments.

At June 30, 1998, the Bank exceeded each of the OTS capital requirements and was considered a "well capitalized" institution for regulatory purposes. The following tables present the capital of the Bank at June 30, 1998:

                                                                                                            To Be Considered Well
                                                                                                              Capitalized Under
                                                                                  For Capital Adequacy        Prompt Corrective
                                                               Actual                   Purposes              Action Provisions
                                                       -----------------------   ----------------------   --------------------------
                                                                Ratio                    Ratio                      Ratio
                                                       -----------------------   ----------------------   --------------------------
As of June 30, 1998:
Total Capital (to Risk-weighted Assets)                                 16.38%                    8.00%                       10.00%
Core (Tier 1) Capital (to Adjusted Tangible Assets)                      7.81%                    4.00%                        5.00%
Tangible Capital (to Tangible Assets)                                    7.81%                    1.50%                          N/A
Core (Tier 1) Capital (to Risk-weighted Assets)                         15.80%                      N/A                        6.00%

Changes in Financial Condition

Total assets decreased $44.4 million to $1.764 billion at June 30, 1998 from $1.808 billion at September 30, 1997. Cash and cash equivalents, securities held-to-maturity, securities available-for-sale, mortgage-backed and related securities held-to-maturity and mortgage-backed and related securities available-for-sale increased $44.0 million to $640.0 million at June 30, 1998 from $596.0 million at September 30, 1997. During the quarter ended June 30, 1998, the Bank transferred $192.0 million of securities "held-to-maturity" and mortgage backed and related securities "held-to-maturity" to "available-for-sale." Loans receivable decreased by $85.1 million to $1.059 billion at June 30, 1998 from $1.144 billion at September 30, 1997. Loans originated amounted to $307.3 million (which included $248.9 million of one- to four-family residential mortgage loans, $9.9 million of commercial mortgage loans and $48.5 million of consumer loans) during the nine months ended June 30, 1998 compared to $303.4 million (which included $240.4 million of one- to four-family residential mortgage loans, $13.9 million of commercial mortgage loans and $49.1 million of consumer loans) during the nine months ended June 30, 1997. Indirect automobile loan balances decreased to $55.6 million at June 30, 1998 from $88.4 million at September 30, 1997 primarily as a result of the repayment of such loans and repossession activity. On March 31, 1998, as part of the Bank's interest rate risk management strategy and to take advantage of a market opportunity to capture additional income which might not have been available at a later time, the Bank sold $117.0 million principal balance of fixed rate and $43.7 million of adjustable rate residential loans at a premium resulting in net loan sale proceeds of $165.5 million. The Bank used such net loan sale proceeds to repay

$100.0 million of FHLB advances and reinvested the remaining loan sale proceeds of $65.5 million in loans and other investments.

Deposit accounts increased $70.0 million to $1.299 billion at June 30, 1998 from $1.229 billion at September 30, 1997. The average interest rate paid on deposits was 4.99% as of June 30, 1998 and September 30, 1997.

Advances from the FHLB decreased $95.0 million to $270.9 million at June 30, 1998 from $365.9 million at September 30, 1997 as a result of the previously discussed $100.0 million FHLB repayment. There are no reverse repurchase agreements at June 30, 1998 compared to $28.9 million at September 30, 1997. All reverse repurchase agreements existing at September 30, 1997 matured and were paid off during the nine months ended June 30, 1998. Advances from borrowers for taxes and insurance decreased by $5.4 million to $12.5 million at June 30, 1998 from $17.9 million at September 30, 1997 due to the remittance of escrowed real estate taxes in November 1997.

Stockholders' equity increased $7.8 million to $120.8 million at June 30, 1998 from $113.0 million at September 30, 1997. The increase to stockholders' equity during the nine month period ended June 30, 1998 was due to net income of $5.6 million and increases in additional paid in capital and employee stock ownership plan accounts of $1.7 million due to the amortization of related compensation expense. During the quarter ended June 30, 1998, the Bank transferred $192.0 million of securities held-to-maturity and mortgage backed and related securities held-to-maturity to "available- for-sale" resulting in an increase to stockholders' equity of approximately $1.2 million, net of applicable taxes. The increase in fair market value of securities which were classified as "available-for-sale" increased stockholders' equity by an additional $0.7 net of applicable income taxes. Dividends declared during the nine months ended June 30, 1998 reduced stockholders' equity by $2.7 million.

Interest Rate Sensitivity

The matching of assets and liabilities may be analyzed by examining the extent to which assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is "interest rate sensitive" within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the aggregate amount of interest-earning assets maturing or anticipated to reprice, based upon certain assumptions, within a specified time period and the aggregate amount of interest-bearing liabilities maturing or anticipated to reprice, based upon certain assumptions, within the same time period. A gap is considered negative when the amount of interest rate sensitive liabilities maturing or repricing within a specified time frame exceeds the amount of interest rate sensitive assets maturing or repricing within that same time frame.

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

The Bank's one year interest rate sensitivity gap as a percentage of total assets was a negative 34.8% at June 30, 1998 as compared to a negative 15.4% at September 30, 1997. During the quarter ended March 31, 1998, the Bank reevaluated the methods and assumptions used for evaluating interest rate risk. As part of this evaluation the Bank implemented a new asset liability software modeling program. This new modeling program computes interest rate sensitivity on an individual asset and liability cash flow basis rather than on an aggregate cash flow basis, as was the case under the previous model. The increase in the Bank's negative interest rate sensitivity gap is primarily attributable to this change in interest rate sensitive asset and liability valuation methodology together with the impact of the sale of $117.0 million principal balance of fixed rate and $43.7 million of adjustable rate residential loans, the sale of $93.5 million adjustable rate mortgage backed securities and the subsequent reinvestment in fixed rate securities and the further deleveraging of the balance sheet through the repayment of FHLB advances. The software model utilized to compute the Bank's interest rate sensitivity gap makes various estimates regarding cash flows from principal repayments on loans and mortgage-backed securities and/or call activity on investment securities. Actual results could differ significantly from these estimates, which may result in material variances in the calculated interest rate sensitivity gap.

The Bank's policy is to manage its exposure to interest rate risk by attempting to match the maturities of its interest rate sensitive assets and liabilities, in part, by emphasizing, when market conditions permit, the origination of adjustable rate mortgages ("ARM") and short term residential construction loans. As of June 30, 1998, these loans constituted approximately 43% of outstanding mortgage loans. Approximately 7% of outstanding mortgage loans with seven year and ten year fixed rates which become one year adjustable loans thereafter are classified as ARM loans. The Bank also manages its exposure by purchasing short average life and adjustable-rate collateralized mortgage obligations and mortgage-backed securities.

Asset Quality

The Company and the Bank regularly review interest earning assets to determine proper valuation of those assets. Management monitors the asset portfolio by reviewing historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. During the nine months ended June 30, 1998, non-performing assets decreased $1.4 million to $9.0 million from $10.4 million at September 30, 1997. Non-performing loans decreased by $2.0 million to $6.1 million at June 30, 1998 from $8.1 million at September 30, 1997. Real estate owned increased $0.8 million to $2.6 million at June 30, 1998 from $1.8 million at September 30, 1997. Repossessed assets, carried at fair value, decreased $156,000 to $318,000 at June 30, 1998 from $474,000 at September 30, 1997.

During the quarter ended March 31, 1998, an additional loan loss provision of $2.2 million with respect to the Bank's discontinued indirect automobile lending business was recorded. At June 30, 1998 and September 30, 1997, the allowance for loan losses related to the indirect automobile loan portfolio was 4.80% and 3.68% (as a percentage of the outstanding balance of such portfolio)
respectively on outstanding balances of $55.6 million and $88.4 million, respectively. Indirect automobile loan delinquencies as a percentage of the total outstanding indirect automobile loan portfolio were 9.81% at June 30, 1998. During the nine months ended June 30, 1998 management continued to monitor and evaluate the performance of the remaining indirect automobile loan portfolio and recorded net charge-offs related to indirect automobile loans for the three months and nine months ended June 30, 1998 of $908,000 and $3.6 million, respectively. Prior to the quarter ended March 31, 1998, management estimated that the rate of repossessed collateral and loan delinquencies related to indirect automobile loans would significantly improve in the future as the indirect automobile loan portfolio matured. During the quarter ended March 31, 1998, repossessions decreased, but not as quickly as anticipated. Additionally, delinquencies remained at 7.55% (as a percentage of the outstanding balance of the indirect automobile loan portfolio) at March 31, 1998 as compared to 8.77% at September 30, 1997. The combination of the net charge-offs on indirect loans being higher than expected and no significant improvement of the delinquency rate on indirect loans during the six month period caused management to revise its estimate related to the Company's loan loss provision with respect to the indirect automobile loan portfolio. The additional provision was based on management's evaluation of the portfolio's remaining term to maturity, historical loss experience, related delinquency rates and the value of the underlying collateral. Management will continue to monitor the performance of the remaining indirect automobile loan portfolio, and will adjust the loan loss provision if current estimates of collectibility change.

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

                                                ASSET QUALITY
                                               (In thousands)

                                                                  September 30, 1997        June 30, 1998
                                                                 ---------------------  ---------------------
Non-performing mortgage loans delinquent more than 90 days..     $               6,824  $               5,261
Non-performing other loans delinquent more than 90 days.....                     1,262                    800
                                                                 ---------------------  ---------------------
Total non-performing loans..................................                     8,086                  6,061
Real estate owned, at fair value............................                     1,795                  2,648
Repossessed assets, at estimated fair value.................                       474                    318
                                                                 ---------------------  ---------------------
Total non-performing assets.................................     $              10,355  $               9,027
                                                                 =====================  =====================

Non-performing loans to total loans.........................                     0.68%                  0.55%
Non-performing assets to total assets.......................                     0.57%                  0.51%
Allowance for loan losses to non-performing loans...........                    74.77%                 88.48%


RESULTS OF OPERATIONS

Comparison of results in this section are for the three month periods ended June 30, 1998 and June 30, 1997, and the nine month periods then ended.

General

Net income for the quarter ended June 30, 1998 was $1.2 million as compared to $2.4 million for the quarter ended June 30, 1997, a decrease of $1.2 million. Earnings for the quarter ended June 30, 1998 as compared to the same quarter last year were primarily impacted by a $2.0 million increase in interest expense which, together with a $1.8 million increase in non-interest expense, was offset in part by a $1.1 million increase in non-interest income, primarily from gains on security sales. Net income for the nine months ended June 30, 1998 was $5.6 million as compared to $6.9 million for the nine months ended June 30, 1997, a decrease of $1.3 million.

Net Interest Income

Net interest income before provision for loan losses was $9.8 million for the quarter ended June 30, 1998 as compared to $11.7 million for the quarter ended June 30, 1997. For the nine months ended June 30, 1998, net interest income before provision for loan losses was $31.7 million as compared to $33.1 million for the nine months ended June 30, 1997.

The decrease in net interest income for the nine months ended June 30, 1998 was in part due to the negative impact of the recent declining interest rate environment. The declining rate environment has led to an increase in residential loan refinancings at lower interest rates without a corresponding decrease in the Bank's cost of funds. Net interest margin declined from 3.02% on June 30, 1997 to 2.32% on June 30, 1998. On June 30, 1997, the Company issued $35.0 million of 10.35% Senior Debentures Due 2002 ("Senior Debentures"). The Company's interest expense, increased $2.7 million for the nine months ended June 30, 1998, primarily due to the interest paid on the Senior Debentures. The Company infused $25.0 million of capital into the Bank following the issuance of the Senior Debentures, which was leveraged on a wholesale basis at lower margins, further reducing the percentage net interest margin. Interest earning assets increased $88.0 million to $1.684 billion at June 30, 1998 from $1.596 billion at June 30, 1997. The average balance of interest earning deposits, securities and mortgage-backed and related securities available-for-sale and held-to- maturity and FHLB stock increased by $193 million from $407 million for the nine months period ended June 30, 1997 to $600 million for the nine month period ended June 30, 1998. During these same periods the average balance of loans increased by $69 million from $1.054 billion to $1.123 billion.

The increase in interest bearing liabilities was $82.0 million from $1.522 billion at June 30, 1997 to $1.604 billion at June 30, 1998. The average balance of deposits increased by $61 million from $1.140 billion for the nine month period ended June 30, 1997 to $1.201 billion for the nine month period ended June 30, 1998. During these same periods the average balance of FHLB advances increased $138 million from $197 million to $335 million. For the nine months ended June 30, 1997 and 1998 the average balance of interest-earning assets exceeded the average balance of interest- bearing liabilities by $109 million and $147 million, respectively. The average yield on interest earning assets decreased from 7.77% to 7.43%; however, the average cost of funds increased from 5.12% to 5.43% from June 30, 1997 to June 30, 1998, respectively.

Provision for Loan Losses

During the quarter ended June 30, 1998, the provision for loan losses decreased to $211,000 from $831,000 for the comparable period ended June 30, 1997. For the nine months ended June 30, 1998 the provision for loan losses increased to $4.1 million as compared to $2.2 million for the nine months ended June 30, 1997. The decrease for the quarter, and the increase for the nine month period, are primarily attributable to an additional loan loss provision of $2.2 million with respect to the Company's indirect automobile loan portfolio recorded during the quarter ended March 31, 1998. The additional provision was based upon management's evaluation of such factors as the portfolio's remaining term to maturity, historical loss experience and value of the underlying collateral. The balance of the indirect automobile loan portfolio at June 30, 1998 was $55.6 million as compared to $101.7 million at June 30, 1997. See "Asset Quality."

Other Income

Other income increased to $3.1 million for the quarter ended June 30, 1998 from $2.0 million for the quarter ended June 30, 1997. For the nine months ended June 30, 1998 other income increased to $11.1 million from $6.0 million for the nine months ended June 30, 1997. The increase in other income for the quarter ended June 30, 1998 is primarily the result of a $1.2 million gain on the Bank's sale of $93.5 million principal balance of adjustable rate mortgage-backed securities. The increase in other income for the nine months ended June 30, 1998 was primarily the result of the aforementioned sale and an additional $2.4 million gain on the sale of $160.7 million principal balance of fixed and adjustable rate residential loans, and gains of $2.7 million on the sale of securities. Miscellaneous income increased from $1.35 million for the nine months ended June 30, 1997 to $2.48 million during the nine months ended June 30, 1998 primarily due to fees related to the increased refinancing of mortgages during the period and increased fees collected from use of the Bank's ATM network by non-customers.

Other Expenses

Other expenses increased to $10.7 million for the quarter ended June 30, 1998 as compared to $8.9 million for the quarter ended June 30, 1997. For the nine months ended June 30, 1998, other expenses increased to $29.5 million as compared to $25.4 million for the nine months ended June 30, 1997. The increase of $1.8 million in other expenses for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 includes increases in compensation of approximately $1.0 million, increases in advertising and promotion of approximately $0.4 million, and increases in miscellaneous expenses of approximately $0.4 million. The increase of $4.1 million in other expenses for the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997 includes increases in compensation of $3.0 million, primarily due to an increase of approximately $0.7 million in ESOP expense attributed to the increased market value of the Company's stock, as well as an increase in employees from 415 to 468 from June 30, 1997 to June 30, 1998 in order to staff seven additional branch locations, continue strengthening the credit review department, add a commercial loan department and expand loan servicing. For the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997 the Bank also experienced increases in occupancy and equipment of approximately $0.7 million and advertising and promotion of approximately $0.3 million. The increases for both the quarter and the nine month periods are primarily due to the growth of the Bank and an aggressive advertising campaign. Between June 30, 1997 and June 30, 1998 the Bank increased its branch network by 16% with the addition of seven full-service branches. Since June 30, 1997 the Bank has also added a loan production office and a commercial loan department, and has expanded the credit review and loan servicing functions and related staff.

The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include a mainframe processing system licensed to the Company by an outside vendor and various purchased software packages which are run on in-house computer networks. In 1997, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. The Company's mainframe software vendor and the majority of the other vendors which have been contacted have indicated that their hardware and/or software will be Year 2000 compliant. The Company has started to test certain software for Year 2000 compliance. The Company, at present, is unable to determine the financial effect of Year 2000 noncompliance by all outside parties with whom the Company may transact business. As the Bank principally originates one-to-four family residential mortgage loans, and other loans which are collateralized by real property, management believes that the Bank's credit risk related to Year 2000 issues with respect to their loan portfolio is not material. While some expenses will be incurred during the next eighteen months, Year 2000 compliance is not expected to have a material effect on the Company's consolidated financial statements. Costs of a non-capital nature, of addressing the Year 2000 issues will be charged to earnings as they are incurred.

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

Item 6 Exhibits and Reports on Form 8-K.

          (a) The following exhibits are filed as part of this report:

               11     Statement  Re:  Computation  of  Per  Share  Earnings.
               27     Financial Data Schedule (for SEC use only)

          (b) Report on Form 8-K dated June 8, 1998, regarding Agreement and Plan of Merger with Republic Security Financial Corporation.

                         FIRST PALM BEACH BANCORP, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         First Palm Beach Bancorp, Inc.
                                  (Registrant)



Date:
August __, 1998                           /s/ Louis O. Davis, Jr.
                                          -------------------------------------
                                          Louis O. Davis, Jr.
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)



Date:
August __, 1998                           /s/ Suzanne S. Brenner
                                          -------------------------------------
                                          Suzanne S. Brenner
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number          Description                                                                                       Page

      2.1       Agreement and Plan of Merger by and between Republic Security Financial
                Corporation and First Palm Beach Bancorp, Inc. dated as of May 27, 1998
                (incorporated by reference from Form 8-K filed June 8, 1998).......................................--

      10.1      Form of Change of Control Agreement between First Bank of Florida and
                William R. Martin dated as of March 2, 1998 (incorporated by reference from Form 10-K filed on December 23, 1997).........................................................--

      10.2      Form of Change of Control Agreement between First Palm Beach Bancorp, Inc.
                and William R. Martin dated as of March 2, 1998 (incorporated by reference from Form 10-K filed on December 23, 1997).........................................................--

      10.3      Form of Amendment to First Palm Beach Bancorp, Inc. Change of Control
                Agreement effective as of April 21, 1998 between First Palm Beach Bancorp,
                Inc. and each of Alissa Ballot, Rodney Bayliff, Suzanne Brenner, Calvin
                Cearley, Jon Geitner, William Martin, John Rudy, John Trammel and
                Rita Zambuto (filed herewith)......................................................................24

      10.4      Form of  Amendment  to First Bank of  Florida  Change of Control
                Agreement  effective as of April 21, 1998 between  First Bank of
                Florida  and each of  Alissa  Ballot,  Rodney  Bayliff,  Suzanne
                Brenner, Jon Geitner, William Martin,
                John Rudy, John Trammel and Rita Zambuto (filed herewith)..........................................26

      10.5      Form of Amendment to First Palm Beach Bancorp, Inc. Employment Agreement
                effective as of April 21, 1998 between First Palm Beach Bancorp, Inc. and each of
                Louis O. Davis, Jr. and R. Randy Guemple (filed herewith)..........................................28

      10.6      Form of Amendment to First Bank of Florida Employment Agreement effective as of April 21, 1998 between First Bank of Florida and each of Louis O. Davis, Jr.
                and R. Randy Guemple (filed herewith)..............................................................30

      10.7      Amendment No. 3 to First Palm Beach Bancorp, Inc. Incentive Stock Option
                Plan for Officers and Employees (filed herewith)...................................................32

      10.8      Amendment No. 3 to Amended and Restated Employee Stock Ownership Plan
                (filed herewith)...................................................................................33

      10.9      Amendment No. 4 to Amended and Restated Employee Stock Ownership Plan
                (filed herewith)...................................................................................36

      10.10     Amendment No. 5 to Amended and Restated Employee Stock Ownership Plan
                (filed herewith)...................................................................................42

      11        Statement Re: Computation of Per Share Earnings....................................................43

                                  EXHIBIT INDEX
                                   (Continued)

Exhibit
Number          Description                                                                                       Page

      27        Financial Data Schedule (for SEC use only).........................................................44

      99.1      Amendment No. 1, dated as of May 27, 1998, to the Rights Agreement, dated as of January 23, 1995, between First Palm Beach Bancorp, Inc. and Mellon Bank,
                N.A., as rights agent (incorporated by reference from Form 8-K filed
                June 8, 1998)......................................................................................--

      99.2      Stock Option Agreement, dated May 27, 1998, between Republic Security Financial
                Corporation and First Palm Beach Bancorp, Inc. (incorporated by reference from
                Form 8-K filed June 8, 1998).......................................................................--